Form 10-Q
period 2022-03-31
COMFORT SYSTEMS USA INC
filed 2022-04-27
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock as of April 22, 2022 was 35,983,287 (excluding treasury shares of 5,193,278).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,615	$58,776
Billed accounts receivable, less allowance for credit losses of $8,694 and $8,808, respectively	804,832	773,716
Unbilled accounts receivable, less allowance for credit losses of $751 and $715, respectively	70,901	61,881
Other receivables, less allowance for credit losses of $498 and $503, respectively	73,677	57,491
Inventories	24,918	21,853
Prepaid expenses and other	31,373	23,704
Costs and estimated earnings in excess of billings, less allowance for credit losses of $53 and $84, respectively	18,313	29,900
Total current assets	1,139,629	1,027,321
PROPERTY AND EQUIPMENT, NET	127,711	128,554
LEASE RIGHT-OF-USE ASSET	124,936	124,756
GOODWILL	593,947	592,114
IDENTIFIABLE INTANGIBLE ASSETS, NET	291,990	304,781
DEFERRED TAX ASSETS	20,577	22,905
OTHER NONCURRENT ASSETS	9,623	8,683
Total assets	$2,308,413	$2,209,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$407	$2,788
Accounts payable	267,246	254,788
Accrued compensation and benefits	121,990	129,971
Billings in excess of costs and estimated earnings	316,478	307,380
Accrued self-insurance	22,410	22,227
Other current liabilities	128,668	119,400
Total current liabilities	857,199	836,554
LONG-TERM DEBT, NET	412,079	385,242
LEASE LIABILITIES	107,033	107,701
DEFERRED TAX LIABILITIES	1,745	1,745
OTHER LONG-TERM LIABILITIES	51,949	72,206
Total liabilities	1,430,005	1,403,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,170,410 and 5,032,311 shares, respectively	(164,844)	(150,580)
Additional paid-in capital	331,978	327,061
Retained earnings	710,863	628,774
Total stockholders’ equity	878,408	805,666
Total liabilities and stockholders’ equity	$2,308,413	$2,209,114

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
REVENUE	$885,216	$669,761
COST OF SERVICES	732,072	546,292
Gross profit	153,144	123,469
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	117,776	88,214
GAIN ON SALE OF ASSETS	(323)	(350)
Operating income	35,691	35,605
OTHER INCOME (EXPENSE):
Interest income	3	3
Interest expense	(2,129)	(1,497)
Changes in the fair value of contingent earn-out obligations	4,088	1,186
Other	56	(69)
Other income (expense)	2,018	(377)
INCOME BEFORE INCOME TAXES	37,709	35,228
PROVISION (BENEFIT) FOR INCOME TAXES	(49,053)	8,737
NET INCOME	$86,762	$26,491

INCOME PER SHARE:
Basic	$2.40	$0.73
Diluted	$2.40	$0.73

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,076	36,286
Diluted	36,188	36,499

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2021
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	26,491	26,491
Issuance of Stock:
Issuance of shares for options exercised	—	—	61,454	1,616	(211)	—	1,405
Issuance of restricted stock & performance stock	—	—	29,544	777	1,431	—	2,208
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(11,424)	(854)	—	—	(854)
Stock-based compensation	—	—	—	—	2,472	—	2,472
Dividends ($0.115 per share)	—	—	—	—	—	(4,163)	(4,163)
Share repurchase	—	—	(13,250)	(885)	—	—	(885)
BALANCE AT MARCH 31, 2021	41,123,365	$411	(4,868,862)	$(128,589)	$326,143	$525,138	$723,103

	Three Months Ended
	March 31, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	86,762	86,762
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	38,863	1,232	2,312	—	3,544
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(15,348)	(1,399)	—	—	(1,399)
Stock-based compensation	—	—	—	—	2,605	—	2,605
Dividends ($0.13 per share)	—	—	—	—	—	(4,673)	(4,673)
Share repurchase	—	—	(161,614)	(14,097)	—	—	(14,097)
BALANCE AT MARCH 31, 2022	41,123,365	$411	(5,170,410)	$(164,844)	$331,978	$710,863	$878,408

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,762	$26,491
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	12,791	8,925
Depreciation expense	8,046	7,051
Change in right-of-use assets	4,734	4,377
Bad debt expense (benefit)	25	(1,018)
Deferred tax provision (benefit)	2,328	(410)
Amortization of debt financing costs	133	133
Gain on sale of assets	(323)	(350)
Changes in the fair value of contingent earn-out obligations	(4,088)	(1,186)
Stock-based compensation	3,996	4,711
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(52,701)	49,684
Inventories	(3,104)	(2,181)
Prepaid expenses and other current assets	(2,803)	(390)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	2,562	6,840
Other noncurrent assets	181	(284)
Increase (decrease) in—
Accounts payable and accrued liabilities	1,899	(33,087)
Billings in excess of costs and estimated earnings	9,046	20,550
Other long-term liabilities	(5,755)	(5,209)
Net cash provided by operating activities	63,729	84,647
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,192)	(4,812)
Proceeds from sales of property and equipment	1,056	498
Cash paid for acquisitions, net of cash acquired	3	(10,716)
Payments for investments	(1,236)	—
Net cash used in investing activities	(9,369)	(15,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	50,000	10,000
Payments on revolving credit facility	(10,000)	(70,000)
Payments on term loan	(7,500)	(7,500)
Payments on other debt	(7,797)	—
Payments on finance lease liabilities	(253)	—
Payments of dividends to stockholders	(4,673)	(4,163)
Share repurchase	(14,097)	(885)
Shares received in lieu of tax withholding	(1,399)	(854)
Proceeds from exercise of options	—	1,405
Deferred acquisition payments	(50)	(400)
Payments for contingent consideration arrangements	(1,752)	—
Net cash provided by (used in) financing activities	2,479	(72,397)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,839	(2,780)
CASH AND CASH EQUIVALENTS, beginning of period	58,776	54,896
CASH AND CASH EQUIVALENTS, end of period	$115,615	$52,116

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2021 (the “Form 10-K”).

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Our current debt facility (as further described in Note 7) includes a Eurodollar Rate Loan Option with an interest rate that is determined based on the one- to six-month LIBOR rates, which will cease to be published on June 30, 2023. We currently do not expect the impact of the transition from LIBOR to alternative reference rates to have a significant impact to our consolidated financial statements.

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

For the reasons listed above, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use a cost-to-cost input method to measure our progress towards satisfaction of the performance obligation for our contracts, as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, other direct costs and an allocation of indirect costs.

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

Accounts Receivable and Allowance for Credit Losses

We are required to estimate and record the expected credit losses over the contractual life of our financial assets measured at amortized cost, including billed and unbilled accounts receivable, other receivables and contract assets. Accounts receivable include amounts from work completed in which we have billed or have an unconditional right to bill our customers. Our trade receivables are contractually due in less than a year.

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

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018 primarily to claim the credit for increasing research activities (the “R&D tax credit”) requesting refunds of $9.8 million, $9.5 million and $11.9 million, respectively. The $31.2 million of refunds requested was offset by unrecognized tax benefits of $28.8 million due to the uncertainty of the outcome of an Internal Revenue Service (“IRS”) examination. The R&D tax credit had no material impact on our effective tax rates for the 2020 and 2021 calendar years.

Following an IRS survey of previously filed refund claims for the 2016, 2017 and 2018 tax years, the Joint Committee on Taxation approved such refunds in late January 2022. As a result, our benefit for income taxes in the first quarter of 2022 included a $28.8 million reduction in unrecognized tax benefits plus approximately $1.6 million of net interest income on the refunds.

Our benefit for income taxes in the first quarter of 2022 was further increased by $26.8 million plus approximately $0.1 million of net interest income on the expected refunds due to our intention to claim the R&D tax credit for the 2019, 2020 and 2021 tax years. Additionally, we have included an estimate for the R&D tax credit in the computation of our annual effective tax rate for the current year and will continue to do so for the foreseeable future.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners, a revolving credit facility and a term loan. We believe the carrying value of our debt associated with our senior credit facility approximates its fair value due to the variable rate on such debt.

Investments

We have a $1.2 million investment with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

3. Revenue from Contracts with Customers

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Sales-based taxes are excluded from revenue.

We provide mechanical and electrical contracting services. Our mechanical segment principally includes HVAC, plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers. Revenue can be earned based on an agreed-upon fixed price or based on actual costs incurred, marked up at an agreed-upon percentage.

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

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they are capitalized and amortized over the life of the contract using a cost-to-cost input method to measure progress towards contract completion. We do not currently have any capitalized obtainment or fulfillment costs in our Consolidated Balance Sheet and have not incurred any impairment loss on such costs in the current year.

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing performance obligation(s). The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catch-up basis.

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

Based on this analysis, any adjustments to revenue, cost of services, and the related impact to operating income are recognized as necessary in the quarter when they become known. These adjustments may result from positive program performance if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities and may result in an increase in operating income during the performance of individual performance obligations. Likewise, if we determine we will not be successful in mitigating these risks or realizing related opportunities, these adjustments may result in a decrease in operating income. Changes in estimates of revenue, cost of services and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, meaning we recognize in the current period the cumulative effect of the changes on current and prior periods based on our progress towards complete satisfaction of a performance obligation. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For projects in which estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

In the first three months of 2022 and 2021, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2022 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 11 “Segment Information” for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and service provided, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2022		2021
Mechanical Services	$682,511	77.1%	$565,620	84.5%
Electrical Services	202,705	22.9%	104,141	15.5%
Total	$885,216	100.0%	$669,761	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2022		2021
Industrial	$410,184	46.3%	$269,583	40.3%
Education	89,446	10.1%	92,457	13.8%
Office Buildings	75,115	8.5%	78,996	11.8%
Healthcare	134,795	15.2%	95,091	14.2%
Government	57,465	6.5%	43,165	6.4%
Retail, Restaurants and Entertainment	65,582	7.4%	44,576	6.7%
Multi-Family and Residential	24,442	2.8%	24,660	3.7%
Other	28,187	3.2%	21,233	3.1%
Total	$885,216	100.0%	$669,761	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2022		2021
New Construction	$429,418	48.5%	$302,061	45.1%
Existing Building Construction	259,285	29.3%	216,601	32.3%
Service Projects	76,252	8.6%	60,060	9.0%
Service Calls, Maintenance and Monitoring	120,261	13.6%	91,039	13.6%
Total	$885,216	100.0%	$669,761	100.0%

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date completion percentage of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. Contract assets include unbilled amounts typically resulting from sales under long term contracts when the cost-to-cost method of revenue recognition is used, revenue recognized exceeds the amount billed to the customer and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are generally classified as current.

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. We classify advance payments and billings in excess of revenue recognized as current. It is very unusual for us to have advanced payments with a term of greater than one year; therefore, our contract assets and liabilities are usually all current. If we have advanced payments with a term greater than one year, the noncurrent portion of advanced payments would be included in “Other Long-term Liabilities” in our Consolidated Balance Sheets.

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2022		2021
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$29,900	$307,380	$18,622	$226,237
Change due to acquisitions / disposals	(10)	52	10,356	36,523
Change related to credit allowance	31	—	(5)	—
Other changes in the period	(11,608)	21,135	927	44,620
Balance at end of period	$18,313	$328,567	$29,900	$307,380

In the first three months of 2022 and 2021, we recognized revenue of $220.6 million and $167.8 million related to our contract liabilities at January 1, 2022 and January 1, 2021, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2022 and 2021.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.73 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

We have interest rate swap agreements in place to reduce our exposure to variable interest rates on our term loan and revolving credit facility. The notional amount covered by these interest rate swaps was $80.0 million as of March 31, 2022, and the termination date is September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Income Statement in “Interest Expense.” For the three months ended March 31, 2022 and March 31, 2021, we recognized a net loss of $0.1 million related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$115,615	$—	$—	$115,615
Life insurance—cash surrender value	$—	$6,358	$—	$6,358
Contingent earn-out obligations	$—	$—	$28,275	$28,275

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,776	$—	$—	$58,776
Life insurance—cash surrender value	$—	$6,643	$—	$6,643
Contingent earn-out obligations	$—	$—	$34,114	$34,114

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

We have life insurance policies covering 109 employees with a combined face value of $74.7 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $6.4 million as of March 31, 2022 and $6.6 million as of December 31, 2021. These assets are included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of March 31, 2022, cash flows were discounted using a weighted average cost of capital ranging from 10.5% - 16.5%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Balance at beginning of period	$34,114	$25,979
Issuances	—	19,949
Settlements	(1,751)	(3,994)
Adjustments to fair value	(4,088)	(7,820)
Balance at end of period	$28,275	$34,114

5. Acquisitions

On December 31, 2021, we acquired MEP Holding Co., Inc., and its related subsidiaries (collectively, “MEP Holdings”) for a total preliminary purchase price of $57.3 million, which included $45.2 million funded on the closing date, $7.6 million in notes payable to former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, MEP Holdings is a wholly owned subsidiary of the Company and reports as a separate operating location in our electrical services segment. Additionally, on December 31, 2021, we completed an acquisition of a service and controls business in Kentucky with a total preliminary purchase price of $20.6 million and a temporary staffing company based in Indiana with a total preliminary purchase price of $4.7 million, which are both reported in our mechanical services segment.

On December 1, 2021, we acquired Ivey Mechanical Company, LLC (“Ivey”) headquartered in Kosciusko, Mississippi for a total preliminary purchase price of $79.1 million, which included $64.1 million of cash paid on the closing date, $8.0 million in notes payable to former owners, a $0.4 million short term payable plus an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, Ivey is a wholly owned subsidiary of the Company and reports as a separate operating location in our mechanical services segment.

On August 1, 2021, we acquired all of the issued and outstanding equity interests of Amteck Holdco LLC and each of its wholly owned subsidiaries (collectively “Amteck”). The total preliminary purchase price was $138.6 million of which $112.8 million was allocated to goodwill and identifiable intangible assets. The total preliminary purchase price included $107.4 million in cash, $8.4 million in working capital adjustment, $10.0 million in notes payable to former owners and a $12.9 million contingent earn-out obligation. Amteck provides electrical contracting solutions and services, including design and build, pre-fabrication and installation for core electric and low-voltage systems, as well as services for planned maintenance, retrofit and emergency work. Amteck is headquartered in Kentucky and primarily serves the greater Southeastern United States, including Kentucky, Tennessee and the Carolinas. As a result of the acquisition, Amteck is a wholly owned subsidiary of the Company reported in our electrical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2020	$307,448	$156,944	$464,392
Acquisitions and purchase price adjustments (See Note 5)	52,771	74,951	127,722
Impact of segment reorganization	1,101	(1,101)	—
Balance at December 31, 2021	361,320	230,794	592,114
Acquisitions and purchase price adjustments (See Note 5)	1,833	—	1,833
Balance at March 31, 2022	$363,153	$230,794	$593,947

During the fourth quarter of 2021, the Company performed a qualitative assessment for all of our reporting units except one for which we performed a quantitative assessment, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was substantially greater than its carrying value. Accordingly, no further testing was required. For our Texas electrical operation, we performed a step 1 quantitative assessment, and the calculated fair value exceeded the carrying value by 32%. As a result of the reporting unit’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of March 31, 2022, the Texas electrical operation had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

At March 31, 2022, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2022 (remainder of the year)	$33,715
2023	34,532
2024	32,343
2025	30,156
2026	29,312
Thereafter	131,932
Total	$291,990

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Revolving credit facility	$260,000	$220,000
Term loan	112,500	120,000
Notes to former owners	40,157	47,954
Finance lease liabilities (See Note 8)	—	266
Total principal amount	412,657	388,220
Less—unamortized debt issuance costs	(171)	(190)
Total debt, net of unamortized debt issuance costs	412,486	388,030
Less—current portion	(407)	(2,788)
Total long-term portion of debt, net	$412,079	$385,242

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of March 31, 2022, the Facility capacity was $562.5 million, as the term loan was paid down by $37.5 million since the inception of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2022, we had $260.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $134.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.9% as of March 31, 2022. The weighted average interest rate applicable to the term loan was approximately 2.0% as of March 31, 2022.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2022.

Notes to Former Owners

As part of the consideration used to acquire nine companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $40.2 million as of March 31, 2022. At March 31, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2022	Interest Rates
2022	$407	2.5 - 3.5%
2023	9,400	2.5%
2024	10,800	2.5 - 3.0%
2025	19,550	2.3 - 2.5%
Total	$40,157

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. We have finance leases on vehicles that are not material to our consolidated financial position. Leases with an initial term of 12 months or less are not recorded in the Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $4.1 million and $1.9 million in the first three months of 2022 and 2021, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of both March 31, 2022 and December 31, 2021 was 4.0%. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2022 and 2021 was $10.4 million and $7.2 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 8.4 years at March 31, 2022 and 8.7 years at December 31, 2021.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended March 31, 2022 and 2021 was approximately $1.7 million and $1.3 million, respectively.

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

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$124,936	$124,756
Operating lease liabilities:
Other current liabilities	$19,571	$19,050
Long-term operating lease liabilities	107,033	107,701
Total operating lease liabilities	$126,604	$126,751

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2022 (excluding the three months ended March 31, 2022)	$18,388
2023	22,243
2024	19,735
2025	18,638
2026	15,646
Thereafter	55,274
Total Lease Payments	149,924
Less—Present Value Discount	(23,320)
Present Value of Operating Lease Liabilities	$126,604

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,314	$5,353
Operating lease right-of-use assets obtained in exchange for lease liabilities	$4,914	$6,432

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $12 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of March 31, 2022, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero and less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2022 and 2021, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Common shares outstanding, end of period	35,953	36,255
Effect of using weighted average common shares outstanding	123	31
Shares used in computing earnings per share—basic	36,076	36,286
Effect of shares issuable under stock option plans based on the treasury stock method	43	131
Effect of restricted and contingently issuable shares	69	82
Shares used in computing earnings per share—diluted	36,188	36,499

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of March 31, 2022, we have repurchased a cumulative total of 9.8 million shares at an average price of $22.77 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2022, we repurchased 0.2 million shares for approximately $14.1 million at an average price of $87.23 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following table presents information about our reportable segments (in thousands):

	Three Months Ended March 31, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$682,511	$202,705	$—	$885,216
Gross Profit	$126,728	$26,416	$—	$153,144

	Three Months Ended March 31, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$565,620	$104,141	$—	$669,761
Gross Profit	$108,128	$15,341	$—	$123,469

12. Subsequent Event

On April 1, 2022, we acquired all of the issued and outstanding equity interests of Atlantic Electric, LLC and its related subsidiary (together, “Atlantic”). Atlantic is headquartered in Charleston, South Carolina, and performs electrical contracting for customers in various South Carolina markets, as well as installation of airport runway lighting in the Southeast. We expect Atlantic to initially contribute annualized revenues of approximately $50 million. The transaction was primarily funded from the Company’s revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of applicable securities laws and regulations. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

As of March 31, 2022, we had 8,359 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $794,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $5.8 billion of aggregate contract value as of March 31, 2022, or approximately 87% of a total contract value for all projects in progress, totaling $6.6 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of March 31, 2022, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	7,381	$873.9
$1 million - $5 million	688	1,573.0
$5 million - $10 million	147	999.8
$10 million - $15 million	54	666.7
Greater than $15 million	89	2,526.6
Total	8,359	$6,640.0

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

Operating Environment and Management Emphasis

During the five-year period from 2015 to 2019, there was an increase in nonresidential building construction and renovation activity levels. In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets during 2020 and 2021. We believe that delays and air pockets have now substantially abated, however, we expect to continue to experience supply chain constraints and reduced labor availability during 2022.

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of March 31, 2022, we had $134.4 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-three calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Policies and Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2022, to the items that we disclosed as our "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements is included in Note 2 “Summary of Significant Accounting Policies and Estimates”.

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue	$885,216	100.0%	$669,761	100.0%
Cost of services	732,072	82.7%	546,292	81.6%
Gross profit	153,144	17.3%	123,469	18.4%
Selling, general and administrative expenses	117,776	13.3%	88,214	13.2%
Gain on sale of assets	(323)	—	(350)	(0.1)%
Operating income	35,691	4.0%	35,605	5.3%
Interest income	3	—	3	—
Interest expense	(2,129)	(0.2)%	(1,497)	(0.2)%
Changes in the fair value of contingent earn-out obligations	4,088	0.5%	1,186	0.2%
Other income (expense)	56	—	(69)	—
Income before income taxes	37,709	4.3%	35,228	5.3%
Provision (benefit) for income taxes	(49,053)		8,737
Net income	$86,762	9.8%	$26,491	4.0%

We had 41 operating locations as of December 31, 2021 and March 31, 2022. We did not make any changes to operating locations during the first quarter. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2022 to 2021, as described below, excludes Amteck Holdco LLC (“Amteck”), which was acquired on August 1, 2021, Ivey Mechanical Company, LLC (“Ivey”), which was acquired on December 1, 2021 and MEP Holding Co., Inc. (“MEP Holdings”), which was acquired on December 31, 2021. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the first quarter of 2022 increased $215.5 million, or 32.2%, to $885.2 million compared to the same period in 2021. The increase included a 15.6% increase in revenue related to same-store activity and a 16.6% increase related to the Amteck, Ivey and MEP Holdings acquisitions.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
Revenue:
Mechanical Services	$682,511	77.1%	$565,620	84.5%
Electrical Services	202,705	22.9%	104,141	15.5%
Total	$885,216	100.0%	$669,761	100.0%

Revenue for our mechanical services segment increased $116.9 million, or 20.7%, to $682.5 million for the first quarter of 2022 compared to the same period in 2021. The increase was broad-based and included the acquisition of Ivey ($38.7 million), as well as an increase in activity in the industrial sector at one of our Texas operations ($10.0 million), our North Carolina operation ($8.6 million) and one of our Tennessee operations ($5.8 million) and an increase in activity in the healthcare sector at another one of our Texas operations ($5.0 million).

Revenue for our electrical services segment increased $98.6 million, or 94.6%, to $202.7 million for the first quarter of 2022 compared to the same period in 2021. The increase primarily resulted from the acquisitions of Amteck ($51.3 million) and MEP Holdings ($21.2 million) as well as an increase in activity in the industrial sector at our Texas electrical operation ($23.6 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	March 31,		December 31,		March 31,
	2022		2021		2021
Backlog:
Mechanical Services	$2,055,866	75.2%	$1,753,340	75.8%	$1,377,335	83.0%
Electrical Services	677,110	24.8%	558,544	24.2%	282,537	17.0%
Total	$2,732,976	100.0%	$2,311,884	100.0%	$1,659,872	100.0%

Backlog as of March 31, 2022 was $2.73 billion, an 18.2% increase from December 31, 2021 backlog of $2.31 billion, and a 64.6% increase from March 31, 2021 backlog of $1.66 billion. The sequential backlog growth was broad-based and was primarily due to increased project bookings at our Texas electrical operation ($107.1 million), one of our Florida operations ($81.8 million), our North Carolina operation ($62.0 million), one of our Virginia operations ($47.6 million) and one of our Tennessee operations ($30.3 million). The year-over-year backlog increase included the acquisitions of Ivey ($128.1 million), Amteck ($59.4 million) and MEP Holdings ($41.4 million), as well as a same-store increase of $844.2 million, or 50.9%. Same-store year-over-year backlog was broad-based and increased primarily due to increased project bookings at our Texas electrical operation ($222.8 million), our North Carolina operation ($185.3 million), one of our Virginia operations ($75.4 million), our Wisconsin operation ($60.9 million), one of our Florida operations ($54.8 million) and our Colorado operation ($52.1 million).

Gross Profit—Gross profit increased $29.7 million, or 24.0%, to $153.1 million for the first quarter of 2022 as compared to the same period in 2021. The increase included a 12.5% increase related to the Amteck, Ivey and MEP Holdings acquisitions, as well as an 11.5% increase in same-store activity. The same-store increase in gross profit was primarily due to improvements in project execution at our North Carolina operation ($3.7 million), one of our Florida operations ($2.3 million) and our Tennessee electrical operation ($2.2 million). Additionally, we had increased volumes at one of our Texas operations ($2.3 million). As a percentage of revenue, gross profit for the first quarter decreased from 18.4% in 2021 to 17.3% in 2022 primarily due to product mix differences including a higher percentage of electrical segment revenue and new construction revenue in the current year, as well as lower margins at our Texas electrical operation, one of our Tennessee operations and one of our Virginia operations as compared to the same period in the prior year.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $29.6 million, or 33.5%, to $117.8 million for the first quarter of 2022 as compared to 2021. On a same-store basis, excluding amortization expense, SG&A increased $13.2 million, or 16.3%. The same-store increase is primarily due to higher same-store revenue, an increase in consulting fees and other expenses of $4.5 million related to the credit for increasing research activities (the “R&D tax credit”) related to prior tax years, increased compensation costs of $4.2 million and a $1.3 million increase in travel related expenses. Amortization expense increased $1.7 million during the period, primarily as a result of the Amteck, Ivey and MEP Holdings acquisitions. As a percentage of revenue, SG&A for the first quarter increased from 13.2% in 2021 to 13.3% in 2022.

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

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
SG&A	$117,776	$88,214
Less: SG&A from companies acquired	(14,654)	—
Less: Amortization expense	(8,838)	(7,177)
Same-store SG&A, excluding amortization expense	$94,284	$81,037

Interest Expense—Interest expense increased $0.6 million, or 42.2%, to $2.1 million for the first quarter of 2022 as compared to the same period in 2021. The increase in interest expense is due to an increase in our average interest rate on our outstanding borrowings in 2022 compared to the prior year as well as a higher average outstanding debt balance as compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations for the first quarter of 2022 increased $2.9 million as compared to the same period in 2021. This change in value was primarily the result of an increase in the discount rate in the first quarter of 2022 driven by higher interest rates that impacted all the earn-out liabilities as well as our lowering the obligation related to Amteck due to a downward adjustment of their forecasts.

Provision (Benefit) for Income Taxes—Our benefit for income taxes for the three months ended March 31, 2022 was $49.1 million with a negative effective tax rate of 130.1% as compared to a provision for income taxes of $8.7 million with an effective tax rate of 24.8% for the same period in 2021. The effective tax rate for 2022 was significantly lower than the 21% federal statutory rate primarily due to a reduction in unrecognized tax benefits from settlement with the Internal Revenue Service for the 2016, 2017 and 2018 tax years (80.5%), our intention to claim the R&D tax credit for the 2019, 2020 and 2021 tax years (71.3%) and inclusion of the R&D tax credit for the current year 2022 (4.5%). These benefits were partially offset by net state income taxes (4.3%) and nondeductible expenses, including nondeductible expenses related to TAS (1.3%). The effective tax rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.2%) and nondeductible expenses, including nondeductible expenses related to TAS (1.2%), partially offset by deductions for stock-based compensation (1.8%).

Outlook

We are experiencing strong demand in 2022 and we believe that we have largely recovered from negative impacts to industry demand in our business due to the business disruption caused by COVID-19. We continue to see instances of delayed starts, and we continue to experience increased labor costs. We also are experiencing supply constraints and cost increases, reduced availability, and delays in delivery of various materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are working to order materials earlier than usual and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges.

We have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining activity levels and productivity and in procuring needed materials despite ongoing challenges. Considering all these factors, we currently anticipate solid earnings and cash flow in 2022. We continue to prepare for a wide range of challenges and economic circumstances; however, despite challenges, we currently expect supportive conditions for our industry are likely to continue in 2022.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Cash provided by (used in):
Operating activities	$63,729	$84,647
Investing activities	(9,369)	(15,030)
Financing activities	2,479	(72,397)
Net increase (decrease) in cash and cash equivalents	$56,839	$(2,780)
Free cash flow:
Cash provided by operating activities	$63,729	$84,647
Purchases of property and equipment	(9,192)	(4,812)
Proceeds from sales of property and equipment	1,056	498
Free cash flow	$55,593	$80,333

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

Cash provided by operating activities was $63.7 million during the first three months of 2022 compared with $84.6 million during the same period in 2021. This decrease was primarily driven by a $102.4 million change in receivables, net, including an increase in billed accounts receivable of $74.2 million attributable to strong collections in the prior year and higher billings in the current year due to the increase in revenue. This decrease was partially offset by $33.3 million of tax refunds received in the first quarter of 2022 and higher earnings in the current year.

Cash Used in Investing Activities—During the first three months of 2022, cash used in investing activities was $9.4 million compared to $15.0 million during the same period in 2021. The $5.6 million decrease in cash used primarily relates to a reduction in cash paid (net of cash acquired) for acquisitions in 2022 compared to the same period in 2021, partially offset by an increase in purchases of property and equipment.

Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $2.5 million for the first three months of 2022 compared to cash used in financing activities of $72.4 million during the same period in 2021. The $74.9 million decrease in cash used in financing activities is primarily due to an increase in net proceeds from debt, including borrowings used to fund the Atlantic acquisition that closed in April 2022. This decrease was partially offset by an increase in share repurchases in 2022.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of March 31, 2022, we have repurchased a cumulative total of 9.8 million shares at an average price of $22.77 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2022, we repurchased 0.2 million shares for approximately $14.1 million at an average price of $87.23 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of March 31, 2022, the Facility capacity was $562.5 million, as the term loan was paid down by $37.5 million since the inception of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2022, we had $260.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $134.4 million of credit available.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2022.

Notes to Former Owners

As part of the consideration used to acquire nine companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $40.2 million as of March 31, 2022. At March 31, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2022	Interest Rates
2022	$407	2.5 - 3.5%
2023	9,400	2.5%
2024	10,800	2.5 - 3.0%
2025	19,550	2.3 - 2.5%
Total	$40,157

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

Material Cash Requirements and Other Commitments

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

As of March 31, 2022, we have $55.6 million in letter of credit commitments, of which $28.2 million will expire in 2022 and $27.4 million will expire in 2023. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.9% as of March 31, 2022. The weighted average interest rate applicable to the term loan was approximately 2.0% as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $12 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of March 31, 2022, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of March 31, 2022, we have repurchased a cumulative total of 9.8 million shares at an average price of $22.77 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2022, we repurchased 0.2 million shares for approximately $14.1 million at an average price of $87.23 per share.

During the quarter ended March 31, 2022, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	52,203	$89.68	9,727,000	566,751
February 1 - February 28	82,012	$86.07	9,809,012	484,739
March 1 - March 31	27,399	$86.05	9,836,411	457,340
	161,614	$87.23	9,836,411	457,340

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.3 million shares have been approved for repurchase.

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
10.1	Resignation and General Release Agreement between Comfort Systems USA, Inc. and Terrence Young, dated as of January 18, 2022.	10.1	January 19, 2022 Form 8-K
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

April 27, 2022	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 27, 2022	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 27, 2022	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer