Form 10-Q
period 2022-06-30
COMFORT SYSTEMS USA INC
filed 2022-07-27
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s common stock as of July 22, 2022 was 35,776,204 (excluding treasury shares of 5,347,161).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,129	$58,776
Billed accounts receivable, less allowance for credit losses of $9,996 and $8,808, respectively	942,208	773,716
Unbilled accounts receivable, less allowance for credit losses of $751 and $715, respectively	79,767	61,881
Other receivables, less allowance for credit losses of $498 and $503, respectively	71,408	57,491
Inventories	31,246	21,853
Prepaid expenses and other	28,836	23,704
Costs and estimated earnings in excess of billings, less allowance for credit losses of $53 and $84, respectively	15,629	29,900
Total current assets	1,238,223	1,027,321
PROPERTY AND EQUIPMENT, NET	132,646	128,554
LEASE RIGHT-OF-USE ASSET	132,681	124,756
GOODWILL	611,000	592,114
IDENTIFIABLE INTANGIBLE ASSETS, NET	296,538	304,781
DEFERRED TAX ASSETS	16,594	22,905
OTHER NONCURRENT ASSETS	11,940	8,683
Total assets	$2,439,622	$2,209,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,448	$2,788
Accounts payable	293,964	254,788
Accrued compensation and benefits	137,913	129,971
Billings in excess of costs and estimated earnings	386,258	307,380
Accrued self-insurance	20,967	22,227
Other current liabilities	126,630	119,400
Total current liabilities	968,180	836,554
LONG-TERM DEBT, NET	403,192	385,242
LEASE LIABILITIES	113,650	107,701
DEFERRED TAX LIABILITIES	1,745	1,745
OTHER LONG-TERM LIABILITIES	56,010	72,206
Total liabilities	1,542,777	1,403,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,342,665 and 5,032,311 shares, respectively	(183,024)	(150,580)
Additional paid-in capital	331,375	327,061
Retained earnings	748,083	628,774
Total stockholders’ equity	896,845	805,666
Total liabilities and stockholders’ equity	$2,439,622	$2,209,114

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE	$1,017,948	$713,895	$1,903,164	$1,383,656
COST OF SERVICES	842,956	587,440	1,575,028	1,133,732
Gross profit	174,992	126,455	328,136	249,924
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	118,724	87,549	236,500	175,763
GAIN ON SALE OF ASSETS	(383)	(491)	(706)	(841)
Operating income	56,651	39,397	92,342	75,002
OTHER INCOME (EXPENSE):
Interest income	6	3	9	6
Interest expense	(3,026)	(1,360)	(5,155)	(2,857)
Changes in the fair value of contingent earn-out obligations	(115)	4,581	3,973	5,767
Other	(1)	161	55	92
Other income (expense)	(3,136)	3,385	(1,118)	3,008
INCOME BEFORE INCOME TAXES	53,515	42,782	91,224	78,010
PROVISION (BENEFIT) FOR INCOME TAXES	11,269	9,817	(37,784)	18,554
NET INCOME	$42,246	$32,965	$129,008	$59,456

INCOME PER SHARE:
Basic	$1.17	$0.91	$3.58	$1.64
Diluted	$1.17	$0.90	$3.57	$1.63

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,970	36,403	36,022	36,345
Diluted	36,073	36,566	36,130	36,533

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Six Months Ended
	June 30, 2021
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	26,491	26,491
Issuance of Stock:
Issuance of shares for options exercised	—	—	61,454	1,616	(211)	—	1,405
Issuance of restricted stock & performance stock	—	—	29,544	777	1,431	—	2,208
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(11,424)	(854)	—	—	(854)
Stock-based compensation	—	—	—	—	2,472	—	2,472
Dividends ($0.115 per share)	—	—	—	—	—	(4,163)	(4,163)
Share repurchase	—	—	(13,250)	(885)	—	—	(885)
BALANCE AT MARCH 31, 2021	41,123,365	411	(4,868,862)	(128,589)	326,143	525,138	723,103
Net income	—	—	—	—	—	32,965	32,965
Issuance of Stock:
Issuance of shares for options exercised	—	—	69,342	1,853	191	—	2,044
Issuance of restricted stock & performance stock	—	—	71,816	1,904	(1,904)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(19,989)	(1,509)	—	—	(1,509)
Stock-based compensation	—	—	—	—	1,749	—	1,749
Dividends ($0.115 per share)	—	—	—	—	—	(4,178)	(4,178)
Share repurchase	—	—	(27,092)	(2,162)	—	—	(2,162)
BALANCE AT JUNE 30, 2021	41,123,365	$411	(4,774,785)	$(128,503)	$326,179	$553,925	$752,012

	Six Months Ended
	June 30, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	86,762	86,762
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	38,863	1,232	2,312	—	3,544
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(15,348)	(1,399)	—	—	(1,399)
Stock-based compensation	—	—	—	—	2,605	—	2,605
Dividends ($0.13 per share)	—	—	—	—	—	(4,673)	(4,673)
Share repurchase	—	—	(161,614)	(14,097)	—	—	(14,097)
BALANCE AT MARCH 31, 2022	41,123,365	411	(5,170,410)	(164,844)	331,978	710,863	878,408
Net income	—	—	—	—	—	42,246	42,246
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	75,092	2,425	(2,425)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(20,658)	(1,848)	—	—	(1,848)
Stock-based compensation	—	—	—	—	1,822	—	1,822
Dividends ($0.14 per share)	—	—	—	—	—	(5,026)	(5,026)
Share repurchase	—	—	(226,689)	(18,757)	—	—	(18,757)
BALANCE AT JUNE 30, 2022	41,123,365	$411	(5,342,665)	$(183,024)	$331,375	$748,083	$896,845

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,008	$59,456
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	25,158	17,749
Depreciation expense	16,295	13,925
Change in right-of-use assets	10,444	8,554
Bad debt expense (benefit)	1,116	(429)
Deferred tax provision	6,311	5,449
Amortization of debt financing costs	441	267
Gain on sale of assets	(706)	(841)
Changes in the fair value of contingent earn-out obligations	(3,973)	(5,767)
Stock-based compensation	6,430	6,860
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(179,871)	(6,841)
Inventories	(9,432)	(5,365)
Prepaid expenses and other current assets	839	13,037
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(1,184)	(2,752)
Other noncurrent assets	23	(1,105)
Increase (decrease) in—
Accounts payable and accrued liabilities	38,082	(10,964)
Billings in excess of costs and estimated earnings	77,718	27,510
Other long-term liabilities	(8,407)	(8,674)
Net cash provided by operating activities	108,292	110,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,215)	(10,762)
Proceeds from sales of property and equipment	1,559	1,530
Cash paid for acquisitions, net of cash acquired	(39,373)	(11,742)
Payments for investments	(1,236)	—
Net cash used in investing activities	(59,265)	(20,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	485,000	25,000
Payments on revolving credit facility	(345,000)	(80,000)
Payments on term loan	(120,000)	(15,000)
Payments on other debt	(7,821)	(8,765)
Payments on finance lease liabilities	(899)	—
Debt financing costs	(2,297)	—
Payments of dividends to stockholders	(9,699)	(8,341)
Share repurchase	(32,854)	(3,047)
Shares received in lieu of tax withholding	(3,247)	(2,363)
Proceeds from exercise of options	—	3,449
Deferred acquisition payments	(50)	(400)
Payments for contingent consideration arrangements	(1,807)	(865)
Net cash used in financing activities	(38,674)	(90,332)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,353	(1,237)
CASH AND CASH EQUIVALENTS, beginning of period	58,776	54,896
CASH AND CASH EQUIVALENTS, end of period	$69,129	$53,659

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018, primarily to claim the credit for increasing research activities (the “R&D tax credit”) requesting refunds of $9.8 million, $9.5 million and $11.9 million, respectively. The $31.2 million of refunds requested was offset by unrecognized tax benefits of $28.8 million due to the uncertainty of the outcome of an Internal Revenue Service (“IRS”) examination. The R&D tax credit had no material impact on our effective tax rates for the 2020 and 2021 calendar years.

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

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility. We believe the carrying value of our debt associated with our revolving credit facility approximates its fair value due to the variable rate on such debt.

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

In the first six months of 2022 and 2021, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2022		2021		2022		2021
Mechanical Services	$776,757	76.3%	$611,796	85.7%	$1,459,268	76.7%	$1,177,416	85.1%
Electrical Services	241,191	23.7%	102,099	14.3%	443,896	23.3%	206,240	14.9%
Total	$1,017,948	100.0%	$713,895	100.0%	$1,903,164	100.0%	$1,383,656	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2022		2021		2022		2021
Industrial	$470,491	46.2%	$311,075	43.6%	$880,675	46.3%	$580,658	42.0%
Education	119,248	11.7%	92,381	12.9%	208,694	11.0%	184,838	13.4%
Office Buildings	85,917	8.4%	73,014	10.2%	161,032	8.5%	152,010	11.0%
Healthcare	141,113	13.9%	96,004	13.4%	275,908	14.5%	191,095	13.8%
Government	66,212	6.5%	42,506	6.0%	123,677	6.5%	85,671	6.2%
Retail, Restaurants and Entertainment	80,434	7.9%	48,933	6.9%	146,016	7.7%	93,509	6.7%
Multi-Family and Residential	30,172	3.0%	28,341	4.0%	54,614	2.8%	53,001	3.8%
Other	24,361	2.4%	21,641	3.0%	52,548	2.7%	42,874	3.1%
Total	$1,017,948	100.0%	$713,895	100.0%	$1,903,164	100.0%	$1,383,656	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2022		2021		2022		2021
New Construction	$484,913	47.7%	$329,890	46.2%	$914,331	48.1%	$631,951	45.7%
Existing Building Construction	304,316	29.9%	215,317	30.2%	563,601	29.6%	431,918	31.2%
Service Projects	93,972	9.2%	66,263	9.3%	170,224	8.9%	126,323	9.1%
Service Calls, Maintenance and Monitoring	134,747	13.2%	102,425	14.3%	255,008	13.4%	193,464	14.0%
Total	$1,017,948	100.0%	$713,895	100.0%	$1,903,164	100.0%	$1,383,656	100.0%

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date completion percentage of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. Contract assets include unbilled amounts typically resulting from sales under long term contracts when the cost-to-cost method of revenue recognition is used, revenue recognized exceeds the amount billed to the customer and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are not considered a significant financing component, as they are intended to protect the customer in the event that we do not perform our obligations under the contract. Contract assets are generally classified as current, as it is very unusual for us to have contract assets with a term of greater than one year.

Contract liabilities consist of advance payments and billings in excess of revenue recognized. It is very unusual for us to have advanced payments with a term of greater than one year; therefore, our contract liabilities are usually all current. If we have advanced payments with a term greater than one year, the noncurrent portion of advanced payments would be included in “Other Long-term Liabilities” in our Consolidated Balance Sheets. Contract liabilities are not considered to have a significant financing component, as they are used to meet working capital requirements that are generally higher in the early stages of a contract and are intended to protect us from the other party failing to meet its obligations under the contract. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period.

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2022		2021
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$29,900	$307,380	$18,622	$226,237
Change due to acquisitions / disposals	2,426	1,160	10,356	36,523
Change related to credit allowance	31	—	(5)	—
Other changes in the period	(16,728)	86,977	927	44,620
Balance at end of period	$15,629	$395,517	$29,900	$307,380

In the first six months of 2022 and 2021, we recognized revenue of $268.0 million and $195.0 million related to our contract liabilities at January 1, 2022 and January 1, 2021, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2022 and 2021.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.81 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

We have interest rate swap agreements in place to reduce our exposure to variable interest rates on our revolving credit facility. The notional amount covered by these interest rate swaps was $80.0 million as of June 30, 2022, and the termination date is September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Income Statement in “Interest Expense.” For the three months ended June 30, 2022 and June 30, 2021, we recognized a net gain of $0.1 million and a net loss of $0.1 million, respectively, related to our interest rate swaps. For the six months ended June 30, 2022 and June 30, 2021, we recognized a net loss of less than $0.1 million and $0.2 million, respectively, related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$69,129	$—	$—	$69,129
Life insurance—cash surrender value	$—	$6,518	$—	$6,518
Contingent earn-out obligations	$—	$—	$26,676	$26,676

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,776	$—	$—	$58,776
Life insurance—cash surrender value	$—	$6,643	$—	$6,643
Contingent earn-out obligations	$—	$—	$34,114	$34,114

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

We have life insurance policies covering 116 employees with a combined face value of $80.6 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $6.5 million as of June 30, 2022 and $6.6 million as of December 31, 2021. These assets are included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of June 30, 2022, cash flows were discounted using a weighted average cost of capital ranging from 11.0% - 17.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Balance at beginning of period	$34,114	$25,979
Issuances	—	19,949
Settlements	(3,465)	(3,994)
Adjustments to fair value	(3,973)	(7,820)
Balance at end of period	$26,676	$34,114

5. Acquisitions

On April 1, 2022, we acquired Atlantic Electric, LLC and its related subsidiary (“Atlantic”), headquartered in Charleston, South Carolina, and with operations in South Carolina and Western North Carolina, for a total preliminary purchase price of $48.1 million, which included $34.1 million of cash paid on the closing date, $5.3 million in notes payable to former owners and a working capital adjustment. Atlantic performs electrical contracting for customers in various South Carolina markets, as well as installation of airport runway lighting in the Southeast. As a result of the acquisition, Atlantic is a wholly owned subsidiary of the Company reported in our electrical services segment.

On December 31, 2021, we acquired MEP Holding Co., Inc., and its related subsidiaries (collectively, “MEP Holdings”) for a total preliminary purchase price of $57.3 million, which included $45.2 million funded on the closing date, $7.6 million in notes payable to former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, MEP Holdings is a wholly owned subsidiary of the Company and reports as a separate operating location in our electrical services segment. Additionally, on December 31, 2021, we completed an acquisition of a service and controls business in Kentucky with a total preliminary purchase price of $20.5 million and a temporary staffing company based in Indiana with a total preliminary purchase price of $4.7 million, which are both reported in our mechanical services segment.

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

On August 1, 2021, we acquired all of the issued and outstanding equity interests of Amteck Holdco LLC and each of its wholly owned subsidiaries (collectively “Amteck”). The total purchase price was $138.9 million of which $113.1 million was allocated to goodwill and identifiable intangible assets. The total purchase price included $107.4 million in cash, $8.6 million in working capital adjustment, $10.0 million in notes payable to former owners and a $12.9 million contingent earn-out obligation. Amteck provides electrical contracting solutions and services, including design and build, pre-fabrication and installation for core electric and low-voltage systems, as well as services for planned maintenance, retrofit and emergency work. Amteck is headquartered in Kentucky and primarily serves the greater Southeastern United States, including Kentucky, Tennessee and the Carolinas. As a result of the acquisition, Amteck is a wholly owned subsidiary of the Company reported in our electrical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2020	$307,448	$156,944	$464,392
Acquisitions and purchase price adjustments (See Note 5)	52,771	74,951	127,722
Impact of segment reorganization	1,101	(1,101)	—
Balance at December 31, 2021	361,320	230,794	592,114
Acquisitions and purchase price adjustments (See Note 5)	1,833	17,053	18,886
Balance at June 30, 2022	$363,153	$247,847	$611,000

During the fourth quarter of 2021, the Company performed a qualitative assessment for all of our reporting units except one for which we performed a quantitative assessment, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was substantially greater than its carrying value. Accordingly, no further testing was required. For our Texas electrical operation, we performed a step 1 quantitative assessment, and the calculated fair value exceeded the carrying value by 32%. As a result of the reporting unit’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of June 30, 2022, the Texas electrical operation had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

At June 30, 2022, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2022 (remainder of the year)	$22,637
2023	36,252
2024	34,063
2025	31,876
2026	31,032
Thereafter	140,678
Total	$296,538

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Revolving credit facility	$360,000	$220,000
Term loan	—	120,000
Notes to former owners	45,400	47,954
Finance lease liabilities (See Note 8)	—	266
Other debt	240	—
Total principal amount	405,640	388,220
Less—unamortized debt issuance costs	—	(190)
Total debt, net of unamortized debt issuance costs	405,640	388,030
Less—current portion	(2,448)	(2,788)
Total long-term portion of debt, net	$403,192	$385,242

At June 30, 2022, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2022 (remainder of the year)	$433
2023	9,467
2024	10,867
2025	22,229
2026	2,644
2027	360,000
$405,640

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity from $562.5 million (of which $450 million was a revolving credit facility) to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million, and the previous term loan has been eliminated. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2022, we had $360.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $434.4 million of credit available.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as consolidated net income for the four fiscal quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock or equity compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The Facility’s principal financial covenants include:

Net Leverage Ratio—The Facility requires that the ratio of (a) our Consolidated Total Indebtedness (as defined in the Facility) minus unrestricted cash and cash equivalents up to $100,000,000, to (b) our Credit Facility Adjusted EBITDA not exceed 3.50 to 1.00 as of the end of each fiscal quarter.

Interest Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA to (b) consolidated interest expense, defined as all interest paid or accrued on indebtedness during the period excluding amortization of debt incurrence expenses, original issue discount, and mark-to-market interest expense, be at least 3.00 to 1.00. Credit Facility Adjusted EBITDA and consolidated interest expense are calculated for purposes of this covenant for the four fiscal quarters ending as of any given quarterly covenant compliance measurement date.

Other Restrictions—The Facility (a) permits unlimited acquisitions when the Company’s Net Leverage Ratio is less than or equal to 3.25 to 1.00, (b) expands certain baskets for permitted indebtedness and liens, and (c) permits unlimited distributions, stock repurchases, and investments when the Net Leverage Ratio is less than or equal to 2.75 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s Net Leverage Ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted.

We were in compliance with all of our financial covenants as of June 30, 2022.

Interest Rates and Fees

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. Under the Base Rate Loan option, the interest rate is determined based on the highest of (a) the Federal Funds Rate (as defined in the Facility) plus 0.5%, (b) the prime lending rate established by Wells Fargo Bank, N.A., and (c) the one-month Adjusted Term SOFR (as defined in the Facility) plus 1.00%. Under the SOFR Loan option, the interest rate is determined based on Adjusted Term SOFR for a one, three, or six-month tenor at our election. Additional margins are then added to these two rates. The additional margins are determined based on our Net Leverage Ratio.

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of June 30, 2022 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	2.08%
Wells Fargo Bank, N.A. Prime Rate	4.75%
One-month SOFR plus 1.00%	2.09%
SOFR Loan Option:
One-month SOFR	1.09%
Six-month SOFR	0.39%

Certain of our vendors require letters of credit to ensure reimbursement for accounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders for amounts they fund to honor the letter of credit holder’s claim. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of Facility capacity.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. Letter of credit fees and commitment fees are based on the Net Leverage Ratio.

	Net Leverage Ratio
	Less than 1.00	1.00 to less than 1.75	1.75 to less than 2.50	2.50 to less than 3.00	3.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.00%	0.25%	0.50%	0.75%	1.00%
SOFR Loan Option	1.00%	1.25%	1.50%	1.75%	2.00%
Letter of credit fees	1.00%	1.25%	1.50%	1.75%	2.00%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.15%	0.175%	0.20%	0.225%	0.25%

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 2.8% as of June 30, 2022.

Notes to Former Owners

As part of the consideration used to acquire nine companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $45.4 million as of June 30, 2022. At June 30, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2022	Interest Rates
2022	$400	2.5%
2023	9,400	2.5%
2024	10,800	2.5 - 3.0%
2025	22,175	2.3 - 2.5%
2026	2,625	2.5%
Total	$45,400

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. We have finance leases on vehicles that are not material to our consolidated financial position. Leases with an initial term of 12 months or less are not recorded in the Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $8.1 million and $3.6 million in the first six months of 2022 and 2021, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of June 30, 2022 and December 31, 2021 was 4.1% and 4.0%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended June 30, 2022 and 2021 was $10.8 million and $7.1 million, respectively. Operating lease expense for the six months ended June 30, 2022 and 2021 was $21.2 million and $14.4 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 8.2 years at June 30, 2022 and 8.7 years at December 31, 2021.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended June 30, 2022 and 2021 was approximately $1.8 million and $1.3 million, respectively. Rent paid to related parties for the six months ended June 30, 2022 and 2021 was approximately $3.5 million and $2.5 million, respectively.

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

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$132,681	$124,756
Operating lease liabilities:
Other current liabilities	$21,058	$19,050
Long-term operating lease liabilities	113,650	107,701
Total operating lease liabilities	$134,708	$126,751

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2022 (excluding the six months ended June 30, 2022)	$13,357
2023	24,687
2024	22,013
2025	20,987
2026	17,980
Thereafter	60,273
Total Lease Payments	159,297
Less—Present Value Discount	(24,589)
Present Value of Operating Lease Liabilities	$134,708

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,702	$5,347	$13,016	$10,700
Operating lease right-of-use assets obtained in exchange for lease liabilities	$13,455	$2,927	$18,369	$9,359

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $12 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project. Arbitration for this matter was completed in the second quarter of 2022, and we expect a decision in the third quarter of 2022. As of June 30, 2022, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2022. There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2021.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common shares outstanding, end of period	35,781	36,349	35,781	36,349
Effect of using weighted average common shares outstanding	189	54	241	(4)
Shares used in computing earnings per share—basic	35,970	36,403	36,022	36,345
Effect of shares issuable under stock option plans based on the treasury stock method	42	97	42	114
Effect of restricted and contingently issuable shares	61	66	66	74
Shares used in computing earnings per share—diluted	36,073	36,566	36,130	36,533

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of June 30, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.12 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2022, we repurchased 0.4 million shares for approximately $32.9 million at an average price of $84.61 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Three Months Ended June 30, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$776,757	$241,191	$—	$1,017,948
Gross Profit	$138,605	$36,387	$—	$174,992

	Three Months Ended June 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$611,796	$102,099	$—	$713,895
Gross Profit	$112,405	$14,050	$—	$126,455

	Six Months Ended June 30, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,459,268	$443,896	$—	$1,903,164
Gross Profit	$265,333	$62,803	$—	$328,136

	Six Months Ended June 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,177,416	$206,240	$—	$1,383,656
Gross Profit	$220,533	$29,391	$—	$249,924

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

As of June 30, 2022, we had 9,410 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $777,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $6.4 billion of aggregate contract value as of June 30, 2022, or approximately 87% of a total contract value for all projects in progress, totaling $7.3 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of June 30, 2022, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	8,328	$959.7
$1 million - $5 million	760	1,737.7
$5 million - $10 million	167	1,134.3
$10 million - $15 million	56	702.8
Greater than $15 million	99	2,778.0
Total	9,410	$7,312.5

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

Operating Environment and Management Emphasis

During the five-year period from 2015 to 2019, there was an increase in nonresidential building construction and renovation activity levels. In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets during 2020 and 2021. We believe that delays and air pockets have now substantially abated; however, we expect to continue to experience supply chain constraints and reduced labor availability during 2022.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of June 30, 2022, we had $434.4 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-three calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Policies and Estimates

Management believes that there have been no significant changes during the three months ended June 30, 2022, to the items that we disclosed as our "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates”.

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue	$1,017,948	100.0%	$713,895	100.0%	$1,903,164	100.0%	$1,383,656	100.0%
Cost of services	842,956	82.8%	587,440	82.3%	1,575,028	82.8%	1,133,732	81.9%
Gross profit	174,992	17.2%	126,455	17.7%	328,136	17.2%	249,924	18.1%
Selling, general and administrative expenses	118,724	11.7%	87,549	12.3%	236,500	12.4%	175,763	12.7%
Gain on sale of assets	(383)	—	(491)	(0.1)%	(706)	—	(841)	(0.1)%
Operating income	56,651	5.6%	39,397	5.5%	92,342	4.9%	75,002	5.4%
Interest income	6	—	3	—	9	—	6	—
Interest expense	(3,026)	(0.3)%	(1,360)	(0.2)%	(5,155)	(0.3)%	(2,857)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(115)	—	4,581	0.6%	3,973	0.2%	5,767	0.4%
Other income (expense)	(1)	—	161	—	55	—	92	—
Income before income taxes	53,515	5.3%	42,782	6.0%	91,224	4.8%	78,010	5.6%
Provision (benefit) for income taxes	11,269		9,817		(37,784)		18,554
Net income	$42,246	4.2%	$32,965	4.6%	$129,008	6.8%	$59,456	4.3%

We had 41 operating locations as of December 31, 2021. In the second quarter of 2022, we completed the acquisition of Atlantic Electric, LLC (“Atlantic”), which reports as a separate operating location. We had 42 operating locations as of June 30, 2022. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2022 to 2021, as described below, excludes Atlantic, which was acquired on April 1, 2022, Amteck Holdco LLC (“Amteck”), which was acquired on August 1, 2021, Ivey Mechanical Company, LLC (“Ivey”), which was acquired on December 1, 2021 and MEP Holding Co., Inc. (“MEP Holdings”), which was acquired on December 31, 2021. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the second quarter of 2022 increased $304.1 million, or 42.6%, to $1.02 billion compared to the same period in 2021. The increase included a 24.7% increase in revenue related to same-store activity and a 17.9% increase related to the Atlantic, Amteck, Ivey and MEP Holdings acquisitions. The same-store revenue growth was largely driven by strong market conditions including the increase in our backlog, as well as the impact of inflation on our cost of goods sold that were passed on to our customers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2022		2021
Revenue:
Mechanical Services	$776,757	76.3%	$611,796	85.7%
Electrical Services	241,191	23.7%	102,099	14.3%
Total	$1,017,948	100.0%	$713,895	100.0%

Revenue for our mechanical services segment increased $165.0 million, or 27.0%, to $776.8 million for the second quarter of 2022 compared to the same period in 2021. The increase was broad-based and included the acquisition of Ivey ($47.2 million), as well as an increase in activity in the industrial sector at our North Carolina operation ($19.2 million), in the retail, restaurants and entertainment sector at one of our Florida operations ($10.7 million) and in the healthcare sector at one of our Texas operations ($10.2 million).

Revenue for our electrical services segment increased $139.1 million, or 136.2%, to $241.2 million for the second quarter of 2022 compared to the same period in 2021. The increase primarily resulted from the acquisitions of Atlantic ($14.7 million), Amteck ($43.1 million) and MEP Holdings ($22.6 million) as well as an increase in activity in the industrial sector at our Texas electrical operation ($44.7 million).

Revenue for the first six months of 2022 increased $519.5 million, or 37.5%, to $1.90 billion compared to the same period in 2021. The increase included a 20.3% increase in revenue related to same-store activity and a 17.2% increase related to the Atlantic, Amteck, Ivey and MEP Holdings acquisitions. The same-store revenue growth was largely driven by strong market conditions including the increase in our backlog, as well as the impact of inflation on our cost of goods sold that were passed on to our customers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2022		2021
Revenue:
Mechanical Services	$1,459,268	76.7%	$1,177,416	85.1%
Electrical Services	443,896	23.3%	206,240	14.9%
Total	$1,903,164	100.0%	$1,383,656	100.0%

Revenue for our mechanical services segment increased $281.9 million, or 23.9%, to $1.46 billion for the first six months of 2022 compared to the same period in 2021. The increase was broad-based and included the acquisition of Ivey ($85.9 million), as well as an increase in activity in the industrial sector at our North Carolina operation ($27.8 million), one of our Texas operations ($15.5 million) and our Wisconsin operation ($13.5 million), and an increase in the retail, restaurants and entertainment sector at our Arizona operation ($13.1 million).

Revenue for our electrical services segment increased $237.7 million to $443.9 million for the first six months of 2022 compared to the same period in 2021. The increase primarily resulted from the acquisitions of Atlantic ($14.7 million), Amteck ($94.4 million) and MEP Holdings ($43.9 million) as well as an increase in activity in the industrial sector at our Texas electrical operation ($68.3 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	June 30,		December 31,		June 30,
	2022		2021		2021
Backlog:
Mechanical Services	$2,126,779	75.7%	$1,753,340	75.8%	$1,502,394	81.7%
Electrical Services	680,993	24.3%	558,544	24.2%	337,615	18.3%
Total	$2,807,772	100.0%	$2,311,884	100.0%	$1,840,009	100.0%

Backlog as of June 30, 2022 was $2.81 billion, a 2.7% increase from March 31, 2022 backlog of $2.73 billion, and a 52.6% increase from June 30, 2021 backlog of $1.84 billion. The sequential backlog growth included the acquisition of Atlantic ($23.0 million), as well as a same-store increase of $51.8 million, or 1.9%. Same-store sequential backlog growth was primarily due to increased project bookings at one of our Tennessee operations ($30.1 million), one of our Texas operations ($27.1 million) and one of our Utah operations ($20.7 million), partially offset by completion of project work at another one of our Tennessee operations ($32.6 million). The year-over-year backlog increase included the acquisitions of Ivey ($123.4 million), Amteck ($71.6 million), Atlantic ($23.0 million) and MEP Holdings ($47.4 million), as well as a same-store increase of $702.4 million, or 38.2%. Same-store year-over-year backlog growth was broad-based, including increased project bookings at our North Carolina operation ($195.8 million), our Texas electrical operation ($155.3 million), one of our Tennessee operations ($66.9 million) and one of our Florida operations ($44.1 million).

Gross Profit—Gross profit increased $48.5 million, or 38.4%, to $175.0 million for the second quarter of 2022 as compared to the same period in 2021. The increase included a 15.8% increase related to the Atlantic, Amteck, Ivey and MEP Holdings acquisitions, as well as a 22.6% increase in same-store activity. The same-store increase in gross profit was broad-based and was primarily driven by higher revenues in the current year, including increased volumes at our Texas electrical operation ($6.4 million), our North Carolina operation ($3.9 million) and our Wisconsin operation ($2.6 million). Additionally, we had improvements in project execution at one of our Florida operations ($4.2 million). As a percentage of revenue, gross profit for the second quarter decreased from 17.7% in 2021 to 17.2% in 2022 primarily due to product mix differences, including a higher percentage of electrical segment revenue and new construction revenue in the current year, as well as materials and equipment being a higher percentage of our costs in the current year.

Gross profit increased $78.2 million, or 31.3%, to $328.1 million for the first six months of 2022 as compared to the same period in 2021. The increase included a 14.2% increase related to the Atlantic, Amteck, Ivey and MEP Holdings acquisitions, as well as a 17.1% increase in same-store activity. The same-store increase in gross profit was broad-based and was primarily driven by the higher revenues in the current year including increased volumes at our Texas electrical operation ($6.6 million). We had $7.6 million higher gross profit at our North Carolina operation due to both higher volumes and improvements in project execution. Additionally, we had improvements in project execution at one of our Florida operations ($6.6 million) and one of our Texas operations ($5.9 million). As a percentage of revenue, gross profit for the six-month period decreased from 18.1% in 2021 to 17.2% in 2022 primarily due to product mix differences, including a higher percentage of electrical segment revenue and new construction revenue in the current year, as well as materials and equipment being a higher percentage of our costs in the current year.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $31.2 million, or 35.6%, to $118.7 million for the second quarter of 2022 as compared to 2021. On a same-store basis, excluding amortization expense, SG&A increased $13.0 million, or 16.1%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($8.9 million) due to increased headcount. Amortization expense increased $2.2 million during the period, primarily as a result of the Atlantic, Amteck, Ivey and MEP Holdings acquisitions. As a percentage of revenue, SG&A for the second quarter decreased from 12.3% in 2021 to 11.7% in 2022.

SG&A increased $60.7 million, or 34.6%, to $236.5 million for the first six months of 2022 as compared to 2021. On a same-store basis, excluding amortization expense, SG&A increased $26.2 million, or 16.2%. The same-store increase is primarily due to higher same-store revenue, an increase in consulting fees and other expenses of $4.5 million related to the credit for increasing research activities (the “R&D tax credit”) for prior tax years and increased compensation costs ($13.7 million) due to increased headcount. Amortization expense increased $3.8 million during the period, primarily as a result of the Atlantic, Amteck, Ivey and MEP Holdings acquisitions. As a percentage of revenue, SG&A for the six-month period decreased from 12.7% in 2021 to 12.4% in 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
SG&A	$118,724	$87,549	$236,500	$175,763
Less: SG&A from companies acquired	(16,048)	—	(30,702)	—
Less: Amortization expense	(9,199)	(7,038)	(18,037)	(14,216)
Same-store SG&A, excluding amortization expense	$93,477	$80,511	$187,761	$161,547

Interest Expense—Interest expense increased $1.7 million, or 122.5%, to $3.0 million for the second quarter of 2022 as compared to the same period in 2021. Interest expense increased $2.3 million for the first six months of 2022 as compared to the same period in 2021. The increase in interest expense for both the quarter and first six months of 2022 is due to an increase in our average interest rate on our outstanding borrowings in 2022 compared to the prior year as well as a higher average outstanding debt balance as compared to the prior year. Additionally, we expensed $0.2 million related to the unamortized debt issuance costs for the term loan, which was refinanced in the amendment of our senior credit facility.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the second quarter of 2022 increased $4.7 million as compared to the same period in 2021. Income from changes in the fair value of contingent earn-out obligations for the first six months of 2022 decreased $1.8 million as compared to the same period in 2021. These changes in value were primarily the result of higher earn-out expenses associated with our Texas and Tennessee electrical operations, driven by improved market conditions leading to higher forecasted results. Partially offsetting these changes was an increase in the discount rate in the second quarter of 2022 driven by higher interest rates that impacted all the earn-out liabilities as well as our lowering the obligation related to Amteck due to a downward adjustment of their forecasts, including the impact of certain job delays.

Provision (Benefit) for Income Taxes—Our benefit for income taxes for the six months ended June 30, 2022 was $37.8 million with a negative effective tax rate of 41.4% as compared to a provision for income taxes of $18.6 million with an effective tax rate of 23.8% for the same period in 2021. The effective tax rate for 2022 was significantly lower than the 21% federal statutory rate primarily due to a reduction in unrecognized tax benefits from settlement with the Internal Revenue Service for the 2016, 2017 and 2018 tax years (33.2%), our intention to claim the R&D tax credit for the 2019, 2020 and 2021 tax years (29.6%) and inclusion of the R&D tax credit for the current year 2022 (4.5%). These benefits were partially offset by net state income taxes (4.4%) and nondeductible expenses, including nondeductible expenses related to TAS (1.4%). The effective tax rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.1%) and nondeductible expenses, including nondeductible expenses related to TAS (0.8%), partially offset by deductions for stock-based compensation (2.2%).

Outlook

We are experiencing strong demand in 2022, and we believe that we have largely recovered from negative impacts to industry demand in our business due to the business disruption caused by COVID-19. We continue to see instances of delayed starts, and we continue to experience increased labor costs. We also are experiencing supply constraints and cost increases, reduced availability, and delays in delivery of various materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are working to order materials earlier than usual and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges.

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

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2022	2021

Cash provided by (used in):
Operating activities	$108,292	$110,069
Investing activities	(59,265)	(20,974)
Financing activities	(38,674)	(90,332)
Net increase (decrease) in cash and cash equivalents	$10,353	$(1,237)
Free cash flow:
Cash provided by operating activities	$108,292	$110,069
Purchases of property and equipment	(20,215)	(10,762)
Proceeds from sales of property and equipment	1,559	1,530
Free cash flow	$89,636	$100,837

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

Cash provided by operating activities was $108.3 million during the first six months of 2022 compared with $110.1 million during the same period in 2021. This decrease was primarily driven by a $173.0 million change in receivables, net, attributable to strong collections in the prior year and higher billings in the current year due to the increase in revenue. This decrease was partially offset by $49.0 million of increases in accounts payable and accrued liabilities due to timing of payments as well as higher activity in the current year, $33.3 million of tax refunds received in the first six months of 2022 and higher earnings in the current year.

Cash Used in Investing Activities—During the first six months of 2022, cash used in investing activities was $59.3 million compared to $21.0 million during the same period in 2021. The $38.3 million increase in cash used primarily relates to an increase in cash paid (net of cash acquired) for acquisitions and higher purchases of property and equipment in the current year compared to the same period in 2021.

Cash Used in Financing Activities—Cash used in financing activities was $38.7 million for the first six months of 2022 compared to $90.3 million during the same period in 2021. The $51.6 million decrease in cash used is primarily due to an increase in net proceeds from debt, including borrowings used to fund the Atlantic acquisition that closed in April 2022. This decrease was partially offset by an increase in share repurchases in 2022.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of June 30, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.12 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2022, we repurchased 0.4 million shares for approximately $32.9 million at an average price of $84.61 per share.

Debt

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity from $562.5 million (of which $450 million was a revolving credit facility) to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million, and the previous term loan has been eliminated. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2022, we had $360.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $434.4 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Such letters of credit are issued under the Facility for a fee. The letter of credit fees range from 1.00% to 2.00% per annum, based on the Net Leverage Ratio.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as consolidated net income for the four fiscal quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock or equity compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The Facility’s principal financial covenants include:

Net Leverage Ratio—The Facility requires that the ratio of (a) our Consolidated Total Indebtedness (as defined in the Facility) minus unrestricted cash and cash equivalents up to $100,000,000, to (b) our Credit Facility Adjusted EBITDA not exceed 3.50 to 1.00 as of the end of each fiscal quarter.

Interest Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA to (b) consolidated interest expense, defined as all interest paid or accrued on indebtedness during the period excluding amortization of debt incurrence expenses, original issue discount, and mark-to-market interest expense, be at least 3.00 to 1.00. Credit Facility Adjusted EBITDA and consolidated interest expense are calculated for purposes of this covenant for the four fiscal quarters ending as of any given quarterly covenant compliance measurement date.

Other Restrictions—The Facility (a) permits unlimited acquisitions when the Company’s Net Leverage Ratio is less than or equal to 3.25 to 1.00, (b) expands certain baskets for permitted indebtedness and liens, and (c) permits unlimited distributions, stock repurchases, and investments when the Net Leverage Ratio is less than or equal to 2.75 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s Net Leverage Ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted.

We were in compliance with all of our financial covenants as of June 30, 2022.

Notes to Former Owners

As part of the consideration used to acquire nine companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $45.4 million as of June 30, 2022. At June 30, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2022	Interest Rates
2022	$400	2.5%
2023	9,400	2.5%
2024	10,800	2.5 - 3.0%
2025	22,175	2.3 - 2.5%
2026	2,625	2.5%
Total	$45,400

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

As of June 30, 2022, we have $55.6 million in letter of credit commitments, of which $28.2 million will expire in 2022 and $27.4 million will expire in 2023. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

We have exposure to changes in interest rates under our revolving credit facility. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 2.8% as of June 30, 2022. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $12 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project. Arbitration for this matter was completed in the second quarter of 2022, and we expect a decision in the third quarter of 2022. As of June 30, 2022, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of June 30, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.12 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2022, we repurchased 0.4 million shares for approximately $32.9 million at an average price of $84.61 per share.

During the quarter ended June 30, 2022, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	—	$—	9,836,411	457,340
May 1 - May 31	156,680	$84.33	9,993,091	951,034
June 1 - June 30	70,009	$79.19	10,063,100	881,025
	226,689	$82.74	10,063,100	881,025

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.9 million shares have been approved for repurchase.

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
10.1	Third Amended and Restated Credit Agreement dated as of May 25, 2022 by and among Comfort Systems USA, Inc., as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.1	May 27, 2022 Form 8-K/A
10.2*	Form of Restricted Stock Unit Agreement with a Blank Vesting Schedule under the Company’s 2017 Omnibus Incentive Plan	10.2	Filed Herewith
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

July 27, 2022	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 27, 2022	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 27, 2022	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer