Form 10-Q
period 2022-09-30
COMFORT SYSTEMS USA INC
filed 2022-10-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s common stock as of October 21, 2022 was 35,760,816 (excluding treasury shares of 5,362,549).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,139	$58,776
Billed accounts receivable, less allowance for credit losses of $9,903 and $8,808, respectively	1,026,523	773,716
Unbilled accounts receivable, less allowance for credit losses of $986 and $715, respectively	89,941	61,881
Other receivables, less allowance for credit losses of $498 and $503, respectively	83,267	57,491
Inventories	38,149	21,853
Prepaid expenses and other	27,372	23,704
Costs and estimated earnings in excess of billings, less allowance for credit losses of $67 and $84, respectively	21,700	29,900
Total current assets	1,358,091	1,027,321
PROPERTY AND EQUIPMENT, NET	138,229	128,554
LEASE RIGHT-OF-USE ASSET	133,443	124,756
GOODWILL	611,039	592,114
IDENTIFIABLE INTANGIBLE ASSETS, NET	285,094	304,781
DEFERRED TAX ASSETS	11,327	22,905
OTHER NONCURRENT ASSETS	12,250	8,683
Total assets	$2,549,473	$2,209,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,514	$2,788
Accounts payable	330,288	254,788
Accrued compensation and benefits	149,926	129,971
Billings in excess of costs and estimated earnings	411,942	307,380
Accrued self-insurance	25,320	22,227
Other current liabilities	124,015	119,400
Total current liabilities	1,044,005	836,554
LONG-TERM DEBT, NET	378,192	385,242
LEASE LIABILITIES	114,443	107,701
DEFERRED TAX LIABILITIES	1,745	1,745
OTHER LONG-TERM LIABILITIES	59,956	72,206
Total liabilities	1,598,341	1,403,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,349,349 and 5,032,311 shares, respectively	(185,574)	(150,580)
Additional paid-in capital	331,710	327,061
Retained earnings	804,585	628,774
Total stockholders’ equity	951,132	805,666
Total liabilities and stockholders’ equity	$2,549,473	$2,209,114

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE	$1,120,012	$833,896	$3,023,176	$2,217,552
COST OF SERVICES	917,788	674,684	2,492,816	1,808,416
Gross profit	202,224	159,212	530,360	409,136
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	121,194	95,287	357,694	271,050
GAIN ON SALE OF ASSETS	(406)	(180)	(1,112)	(1,021)
Operating income	81,436	64,105	173,778	139,107
OTHER INCOME (EXPENSE):
Interest income	5	1	14	7
Interest expense	(3,609)	(1,586)	(8,764)	(4,443)
Changes in the fair value of contingent earn-out obligations	(3,443)	(1,244)	530	4,523
Other	46	20	101	112
Other income (expense)	(7,001)	(2,809)	(8,119)	199
INCOME BEFORE INCOME TAXES	74,435	61,296	165,659	139,306
PROVISION (BENEFIT) FOR INCOME TAXES	12,920	14,999	(24,864)	33,553
NET INCOME	$61,515	$46,297	$190,523	$105,753

INCOME PER SHARE:
Basic	$1.72	$1.28	$5.30	$2.91
Diluted	$1.71	$1.27	$5.28	$2.90

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,853	36,296	35,966	36,328
Diluted	35,972	36,434	36,078	36,500

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

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	86,762	86,762
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	38,863	1,232	2,312	—	3,544
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(15,348)	(1,399)	—	—	(1,399)
Stock-based compensation	—	—	—	—	2,605	—	2,605
Dividends ($0.13 per share)	—	—	—	—	—	(4,673)	(4,673)
Share repurchase	—	—	(161,614)	(14,097)	—	—	(14,097)
BALANCE AT MARCH 31, 2022	41,123,365	411	(5,170,410)	(164,844)	331,978	710,863	878,408
Net income	—	—	—	—	—	42,246	42,246
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	75,092	2,425	(2,425)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(20,658)	(1,848)	—	—	(1,848)
Stock-based compensation	—	—	—	—	1,822	—	1,822
Dividends ($0.14 per share)	—	—	—	—	—	(5,026)	(5,026)
Share repurchase	—	—	(226,689)	(18,757)	—	—	(18,757)
BALANCE AT JUNE 30, 2022	41,123,365	411	(5,342,665)	(183,024)	331,375	748,083	896,845
Net income	—	—	—	—	—	61,515	61,515
Issuance of Stock:
Issuance of shares for options exercised	—	—	29,862	1,023	(79)	—	944
Issuance of restricted stock & performance stock	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	414	—	414
Dividends ($0.14 per share)	—	—	—	—	—	(5,013)	(5,013)
Share repurchase	—	—	(36,546)	(3,573)	—	—	(3,573)
BALANCE AT SEPTEMBER 30, 2022	41,123,365	$411	(5,349,349)	$(185,574)	$331,710	$804,585	$951,132

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,523	$105,753
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	36,602	28,934
Depreciation expense	24,643	21,066
Change in right-of-use assets	15,873	12,904
Bad debt expense (benefit)	1,471	(1,698)
Deferred tax provision	11,578	6,589
Amortization of debt financing costs	613	403
Gain on sale of assets	(1,112)	(1,021)
Changes in the fair value of contingent earn-out obligations	(530)	(4,523)
Stock-based compensation	7,479	7,378
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(275,848)	(25,809)
Inventories	(16,335)	(6,248)
Prepaid expenses and other current assets	1,513	15,592
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(17,180)	(8,698)
Other noncurrent assets	(86)	(1,248)
Increase (decrease) in—
Accounts payable and accrued liabilities	98,781	15,112
Billings in excess of costs and estimated earnings	103,402	257
Other long-term liabilities	(11,863)	(12,089)
Net cash provided by operating activities	169,524	152,654
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,793)	(15,864)
Proceeds from sales of property and equipment	2,151	1,802
Cash paid for acquisitions, net of cash acquired	(48,507)	(105,543)
Payments for investments	(1,610)	—
Net cash used in investing activities	(82,759)	(119,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	495,000	160,000
Payments on revolving credit facility	(380,000)	(115,000)
Payments on term loan	(120,000)	(15,000)
Payments on other debt	(7,834)	(9,000)
Payments on finance lease liabilities	(820)	(207)
Debt financing costs	(2,297)	—
Payments of dividends to stockholders	(14,712)	(12,691)
Share repurchase	(36,427)	(25,531)
Shares received in lieu of tax withholding	(3,247)	(2,363)
Proceeds from exercise of options	944	3,449
Deferred acquisition payments	(50)	(400)
Payments for contingent consideration arrangements	(4,959)	(3,481)
Net cash used in financing activities	(74,402)	(20,224)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,363	12,825
CASH AND CASH EQUIVALENTS, beginning of period	58,776	54,896
CASH AND CASH EQUIVALENTS, end of period	$71,139	$67,721

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires an acquirer to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods within that year. Early adoption is permitted. We do not expect our adoption of this standard on January 1, 2023 to have a material impact on our consolidated financial statements.

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

Our benefit for income taxes in the first quarter of 2022 was further increased by $26.8 million for the expected refunds due to our intention to claim the R&D tax credit for the 2019, 2020 and 2021 tax years. In the third quarter of 2022, we claimed the R&D tax credit on our originally filed 2021 federal return and recognized an additional $1.7 million benefit for the 2019, 2020 and 2021 tax years. Furthermore, we have included an estimate for the R&D tax credit in the computation of our annual effective tax rate for the current year and will continue to do so for the foreseeable future.

The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income over $1 billion, which is effective for tax years beginning after December 31, 2022, and a 1% excise tax on net corporate stock repurchases after December 31, 2022. We currently believe these provisions will be immaterial to our overall financial results, financial position and cash flows.

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

Investments

We have a $1.6 million investment with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

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

In the first nine months of 2022 and 2021, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2022		2021		2022		2021
Mechanical Services	$858,768	76.7%	$690,680	82.8%	$2,318,036	76.7%	$1,868,096	84.2%
Electrical Services	261,244	23.3%	143,216	17.2%	705,140	23.3%	349,456	15.8%
Total	$1,120,012	100.0%	$833,896	100.0%	$3,023,176	100.0%	$2,217,552	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Type of Customer	2022		2021		2022		2021
Industrial	$542,222	48.4%	$379,605	45.5%	$1,422,897	47.1%	$960,263	43.3%
Education	133,422	11.9%	115,536	13.9%	342,116	11.3%	300,374	13.5%
Office Buildings	94,931	8.5%	77,806	9.3%	255,963	8.5%	229,816	10.4%
Healthcare	147,234	13.2%	101,446	12.2%	423,142	14.0%	292,541	13.2%
Government	63,070	5.6%	40,268	4.8%	186,747	6.2%	125,939	5.7%
Retail, Restaurants and Entertainment	84,354	7.5%	62,365	7.5%	230,370	7.6%	155,874	7.0%
Multi-Family and Residential	34,310	3.1%	29,741	3.6%	88,924	2.9%	82,742	3.7%
Other	20,469	1.8%	27,129	3.2%	73,017	2.4%	70,003	3.2%
Total	$1,120,012	100.0%	$833,896	100.0%	$3,023,176	100.0%	$2,217,552	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2022		2021		2022		2021
New Construction	$524,122	46.8%	$397,446	47.6%	$1,438,453	47.6%	$1,029,397	46.4%
Existing Building Construction	346,683	31.0%	250,893	30.1%	910,284	30.1%	682,811	30.8%
Service Projects	103,439	9.2%	75,525	9.1%	273,663	9.0%	201,848	9.1%
Service Calls, Maintenance and Monitoring	145,768	13.0%	110,032	13.2%	400,776	13.3%	303,496	13.7%
Total	$1,120,012	100.0%	$833,896	100.0%	$3,023,176	100.0%	$2,217,552	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2022		2021
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$29,900	$307,380	$18,622	$226,237
Change due to acquisitions / disposals	2,426	1,160	10,356	36,523
Change related to credit allowance	17	—	(5)	—
Other changes in the period	(10,643)	126,216	927	44,620
Balance at end of period	$21,700	$434,756	$29,900	$307,380

In the first nine months of 2022 and 2021, we recognized revenue of $277.5 million and $204.6 million related to our contract liabilities at January 1, 2022 and January 1, 2021, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2022 and 2021.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.25 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our revolving credit facility. The interest rate swap agreements terminated on September 30, 2022.

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Income Statement in “Interest Expense.” For the three months ended September 30, 2022 and September 30, 2021, we recognized a net gain of $0.3 million and a net loss of $0.1 million, respectively, related to our interest rate swaps. For the nine months ended September 30, 2022 and September 30, 2021, we recognized a net gain of $0.3 million and a net loss of $0.4 million, respectively, related to our interest rate swaps.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$71,139	$—	$—	$71,139
Life insurance—cash surrender value	$—	$6,678	$—	$6,678
Contingent earn-out obligations	$—	$—	$26,968	$26,968

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,776	$—	$—	$58,776
Life insurance—cash surrender value	$—	$6,643	$—	$6,643
Contingent earn-out obligations	$—	$—	$34,114	$34,114

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

We have life insurance policies covering 116 employees with a combined face value of $80.6 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $6.7 million as of September 30, 2022 and $6.6 million as of December 31, 2021. These assets are included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of September 30, 2022, cash flows were discounted using a weighted average cost of capital ranging from 12.0% - 18.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Balance at beginning of period	$34,114	$25,979
Issuances	—	19,949
Settlements	(6,616)	(3,994)
Adjustments to fair value	(530)	(7,820)
Balance at end of period	$26,968	$34,114

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

On December 1, 2021, we acquired Ivey Mechanical Company, LLC (“Ivey”) headquartered in Kosciusko, Mississippi for a total preliminary purchase price of $79.1 million, which included $64.1 million of cash paid on the closing date, a $0.4 million short-term payable which was settled in the third quarter of 2022, $8.0 million in notes payable to former owners, plus an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, Ivey is a wholly owned subsidiary of the Company and reports as a separate operating location in our mechanical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2020	$307,448	$156,944	$464,392
Acquisitions and purchase price adjustments (See Note 5)	52,771	74,951	127,722
Impact of segment reorganization	1,101	(1,101)	—
Balance at December 31, 2021	361,320	230,794	592,114
Acquisitions and purchase price adjustments (See Note 5)	1,859	17,066	18,925
Balance at September 30, 2022	$363,179	$247,860	$611,039

During the fourth quarter of 2021, the Company performed a qualitative assessment for all of our reporting units except one for which we performed a quantitative assessment, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was substantially greater than its carrying value. Accordingly, no further testing was required. For our Texas electrical operation, we performed a step 1 quantitative assessment, and the calculated fair value exceeded the carrying value by 32%. As a result of the reporting unit’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of September 30, 2022, the Texas electrical operation had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

At September 30, 2022, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2022 (remainder of the year)	$11,193
2023	36,252
2024	34,063
2025	31,876
2026	31,032
Thereafter	140,678
Total	$285,094

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Revolving credit facility	$335,000	$220,000
Term loan	—	120,000
Notes to former owners	45,400	47,954
Finance lease liabilities (See Note 8)	79	266
Other debt	227	—
Total principal amount	380,706	388,220
Less—unamortized debt issuance costs	—	(190)
Total debt, net of unamortized debt issuance costs	380,706	388,030
Less—current portion	(2,514)	(2,788)
Total long-term portion of debt, net	$378,192	$385,242

At September 30, 2022, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2022 (remainder of the year)	$499
2023	9,467
2024	10,867
2025	22,229
2026	2,644
2027	335,000
$380,706

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity from $562.5 million (of which $450 million was a revolving credit facility) to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million, and the previous term loan has been eliminated. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2022, we had $335.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $459.4 million of credit available.

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

We were in compliance with all of our financial covenants as of September 30, 2022.

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

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of September 30, 2022 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	3.58%
Wells Fargo Bank, N.A. Prime Rate	6.25%
One-month SOFR plus 1.00%	3.47%
SOFR Loan Option:
One-month SOFR	2.47%
Six-month SOFR	1.43%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 4.4% as of September 30, 2022.

Notes to Former Owners

As part of the consideration used to acquire nine companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $45.4 million as of September 30, 2022. At September 30, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2022	Interest Rates
2022	$400	2.5%
2023	9,400	2.5%
2024	10,800	2.5 - 3.0%
2025	22,175	2.3 - 2.5%
2026	2,625	2.5%
Total	$45,400

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. We have finance leases on vehicles that are not material to our consolidated financial position. Leases with an initial term of 12 months or less are not recorded in the Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $14.4 million and $6.1 million in the first nine months of 2022 and 2021, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of September 30, 2022 and December 31, 2021 was 4.2% and 4.0%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended September 30, 2022 and 2021 was $13.1 million and $7.7 million, respectively. Operating lease expense for the nine months ended September 30, 2022 and 2021 was $34.3 million and $22.1 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 8.2 years at September 30, 2022 and 8.7 years at December 31, 2021.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended September 30, 2022 and 2021 was approximately $1.7 million and $1.1 million, respectively. Rent paid to related parties for the nine months ended September 30, 2022 and 2021 was approximately $5.2 million and $3.6 million, respectively.

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

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$133,443	$124,756
Operating lease liabilities:
Other current liabilities	$21,056	$19,050
Long-term operating lease liabilities	114,443	107,701
Total operating lease liabilities	$135,499	$126,751

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2022 (excluding the nine months ended September 30, 2022)	$6,753
2023	25,578
2024	22,934
2025	21,760
2026	18,740
Thereafter	65,470
Total Lease Payments	161,235
Less—Present Value Discount	(25,736)
Present Value of Operating Lease Liabilities	$135,499

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,777	$5,597	$19,793	$16,297
Operating lease right-of-use assets obtained in exchange for lease liabilities	$6,191	$13,154	$24,560	$22,513

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

During the third quarter of 2022, we recorded a net gain of $4.5 million related to legal matters that merited changes to our assessments of the related accruals in the ordinary course of our business based on information received in the third quarter of 2022. The largest change in the third quarter resulted from favorable developments related to a dispute with a customer regarding the outcome of a completed project as well as the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The net gain of $4.5 million has been recorded primarily as an increase in gross profit in our Consolidated Statements of Operations.

As of September 30, 2022, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2022. There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2021.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Common shares outstanding, end of period	35,774	36,042	35,774	36,042
Effect of using weighted average common shares outstanding	79	254	192	286
Shares used in computing earnings per share—basic	35,853	36,296	35,966	36,328
Effect of shares issuable under stock option plans based on the treasury stock method	32	73	39	100
Effect of restricted and contingently issuable shares	87	65	73	72
Shares used in computing earnings per share—diluted	35,972	36,434	36,078	36,500

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of September 30, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.39 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2022, we repurchased 0.4 million shares for approximately $36.4 million at an average price of $85.74 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Three Months Ended September 30, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$858,768	$261,244	$—	$1,120,012
Gross Profit	$150,872	$51,352	$—	$202,224

	Three Months Ended September 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$690,680	$143,216	$—	$833,896
Gross Profit	$138,618	$20,594	$—	$159,212

	Nine Months Ended September 30, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,318,036	$705,140	$—	$3,023,176
Gross Profit	$416,205	$114,155	$—	$530,360

	Nine Months Ended September 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,868,096	$349,456	$—	$2,217,552
Gross Profit	$359,151	$49,985	$—	$409,136

The electrical services segment included a benefit in the third quarter of 2022 related to favorable developments from a dispute with a customer. See Note 9 “Commitments and Contingencies” for further information.

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

As of September 30, 2022, we had 10,414 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $791,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $7.2 billion of aggregate contract value as of September 30, 2022, or approximately 87% of a total contract value for all projects in progress, totaling $8.2 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of September 30, 2022, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	9,256	$1,032.8
$1 million - $5 million	788	1,827.1
$5 million - $10 million	193	1,317.5
$10 million - $15 million	63	785.4
Greater than $15 million	114	3,271.6
Total	10,414	$8,234.4

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

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of September 30, 2022, we had $459.4 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-three calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Policies and Estimates

Management believes that there have been no significant changes during the three months ended September 30, 2022, to the items that we disclosed as our "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates”.

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue	$1,120,012	100.0%	$833,896	100.0%	$3,023,176	100.0%	$2,217,552	100.0%
Cost of services	917,788	81.9%	674,684	80.9%	2,492,816	82.5%	1,808,416	81.6%
Gross profit	202,224	18.1%	159,212	19.1%	530,360	17.5%	409,136	18.4%
Selling, general and administrative expenses	121,194	10.8%	95,287	11.4%	357,694	11.8%	271,050	12.2%
Gain on sale of assets	(406)	—	(180)	—	(1,112)	—	(1,021)	—
Operating income	81,436	7.3%	64,105	7.7%	173,778	5.7%	139,107	6.3%
Interest income	5	—	1	—	14	—	7	—
Interest expense	(3,609)	(0.3)%	(1,586)	(0.2)%	(8,764)	(0.3)%	(4,443)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(3,443)	(0.3)%	(1,244)	(0.1)%	530	—	4,523	0.2%
Other income (expense)	46	—	20	—	101	—	112	—
Income before income taxes	74,435	6.6%	61,296	7.4%	165,659	5.5%	139,306	6.3%
Provision (benefit) for income taxes	12,920		14,999		(24,864)		33,553
Net income	$61,515	5.5%	$46,297	5.6%	$190,523	6.3%	$105,753	4.8%

We had 41 operating locations as of December 31, 2021. In the second quarter of 2022, we completed the acquisition of Atlantic Electric, LLC (“Atlantic”), which reports as a separate operating location. We had 42 operating locations as of September 30, 2022. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2022 to 2021, as described below, excludes Atlantic, which was acquired on April 1, 2022, Ivey Mechanical Company, LLC (“Ivey”), which was acquired on December 1, 2021 and MEP Holding Co., Inc. (“MEP Holdings”), which was acquired on December 31, 2021, as well as one month of results for Amteck Holdco LLC (“Amteck”), which was acquired on August 1, 2021. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the third quarter of 2022 increased $286.1 million, or 34.3%, to $1.12 billion compared to the same period in 2021. The increase included a 22.7% increase in revenue related to same-store activity and an 11.6% increase related to the Atlantic, Ivey, MEP Holdings and Amteck acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog, as well as the impact of inflation on our cost of goods sold that was passed on to our customers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
Revenue:
Mechanical Services	$858,768	76.7%	$690,680	82.8%
Electrical Services	261,244	23.3%	143,216	17.2%
Total	$1,120,012	100.0%	$833,896	100.0%

Revenue for our mechanical services segment increased $168.1 million, or 24.3%, to $858.8 million for the third quarter of 2022 compared to the same period in 2021. The increase was broad-based and included the acquisition of Ivey ($48.6 million), as well as an increase in activity in the industrial sector at our North Carolina operation ($36.2 million), in the healthcare sector at one of our Florida operations ($13.7 million), and in the multi-family and residential sector at our Colorado operation ($9.9 million).

Revenue for our electrical services segment increased $118.0 million, or 82.4%, to $261.2 million for the third quarter of 2022 compared to the same period in 2021. The increase primarily resulted from the acquisitions of MEP Holdings ($23.6 million), Amteck ($15.8 million) and Atlantic ($9.0 million), as well as an increase in activity in the industrial sector at our Texas electrical operation ($56.9 million).

Revenue for the first nine months of 2022 increased $805.6 million, or 36.3%, to $3.02 billion compared to the same period in 2021. The increase included a 21.2% increase in revenue related to same-store activity and a 15.1% increase related to the Atlantic, Ivey, MEP Holdings and Amteck acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog, as well as the impact of inflation on our cost of goods sold that was passed on to our customers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Nine Months Ended September 30,
	2022		2021
Revenue:
Mechanical Services	$2,318,036	76.7%	$1,868,096	84.2%
Electrical Services	705,140	23.3%	349,456	15.8%
Total	$3,023,176	100.0%	$2,217,552	100.0%

Revenue for our mechanical services segment increased $449.9 million, or 24.1%, to $2.32 billion for the first nine months of 2022 compared to the same period in 2021. The increase was broad-based and included the acquisition of Ivey ($134.6 million), as well as an increase in activity in the industrial sector at our North Carolina operation ($64.0 million) and our Wisconsin operation ($20.0 million), and an increase in activity in the retail, restaurants and entertainment sector at one of our Florida operations ($25.9 million) and our Arizona operation ($21.9 million).

Revenue for our electrical services segment increased $355.7 million to $705.1 million for the first nine months of 2022 compared to the same period in 2021. The increase primarily resulted from the acquisitions of Amteck ($110.2 million), MEP Holdings ($67.5 million) and Atlantic ($23.6 million), as well as an increase in activity in the industrial sector at our Texas electrical operation ($125.1 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	September 30,		December 31,		September 30,
	2022		2021		2021
Backlog:
Mechanical Services	$2,536,049	78.0%	$1,753,340	75.8%	$1,458,652	75.1%
Electrical Services	714,487	22.0%	558,544	24.2%	482,725	24.9%
Total	$3,250,536	100.0%	$2,311,884	100.0%	$1,941,377	100.0%

Backlog as of September 30, 2022 was $3.25 billion, a 15.8% increase from June 30, 2022 backlog of $2.81 billion, and a 67.4% increase from September 30, 2021 backlog of $1.94 billion. The sequential backlog increase was broad-based, and was primarily a result of increased project bookings at one of our Texas operations ($109.8 million), our North Carolina operation ($52.0 million), one of our Indiana operations ($50.4 million) and one of our Tennessee operations ($28.1 million). The year-over-year backlog increase included the acquisitions of Ivey ($132.3 million), MEP Holdings ($50.6 million) and Atlantic ($24.8 million), as well as a same-store increase of $1.10 billion, or 56.7%. Same-store year-over-year backlog growth was broad-based, including increased project bookings at one of our Texas operations ($240.4 million), our North Carolina operation ($200.7 million), our Texas electrical operation ($141.0 million) and one of our Indiana operations ($57.9 million).

Gross Profit—Gross profit increased $43.0 million, or 27.0%, to $202.2 million for the third quarter of 2022 as compared to the same period in 2021. The increase included an 11.7% increase related to the Atlantic, Ivey, MEP Holdings and Amteck acquisitions, as well as a 15.3% increase in same-store activity. The same-store increase in gross profit was broad-based and was primarily driven by higher revenues in the current year, including increased volumes at our Texas electrical operation ($16.0 million) and our North Carolina operation ($6.7 million). Additionally, we achieved improvements in project execution at our Arizona operation ($3.9 million). Furthermore, we recorded an increase of $4.3 million in gross profit related to positive developments on legal matters in the third quarter of 2022. As a percentage of revenue, gross profit for the third quarter decreased from 19.1% in 2021 to 18.1% in 2022 primarily due to project mix differences, as well as materials and equipment being a higher percentage of our costs in the current year.

Gross profit increased $121.2 million, or 29.6%, to $530.4 million for the first nine months of 2022 as compared to the same period in 2021. The increase included a 13.2% increase related to the Atlantic, Ivey, MEP Holdings and Amteck acquisitions, as well as a 16.4% increase in same-store activity. The same-store increase in gross profit was broad-based and was primarily driven by the higher revenues in the current year including increased volumes at our Texas electrical operation ($22.6 million) and our North Carolina operation ($14.3 million). Additionally, we achieved improvements in project execution at one of our Florida operations ($8.2 million) and our Arizona operation ($5.4 million). Furthermore, we recorded an increase of $4.3 million in gross profit related to positive developments on legal matters in the third quarter of 2022. As a percentage of revenue, gross profit for the nine-month period decreased from 18.4% in 2021 to 17.5% in 2022 primarily due to product mix differences, including a higher percentage of electrical segment revenue and new construction revenue in the current year, as well as materials and equipment being a higher percentage of our costs in the current year.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $25.9 million, or 27.2%, to $121.2 million for the third quarter of 2022 as compared to 2021. On a same-store basis, excluding amortization expense, SG&A increased $12.1 million, or 13.9%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs attributable to increased headcount ($7.1 million), as well as an increase in travel-related expenses ($0.7 million), which were lower in the prior year due to the impacts of COVID-19 on travel. Additionally, bad debt expense increased $1.5 million on a same-store basis, primarily due to benefits recorded in the prior period when we lowered reserves to reflect the business impacts relating to COVID-19 stabilizing. Amortization expense increased $1.4 million during the period, primarily as a result of the Atlantic, Ivey, MEP Holdings and Amteck acquisitions. As a percentage of revenue, SG&A for the third quarter decreased from 11.4% in 2021 to 10.8% in 2022.

SG&A increased $86.6 million, or 32.0%, to $357.7 million for the first nine months of 2022 as compared to 2021. On a same-store basis, excluding amortization expense, SG&A increased $38.3 million, or 15.4%. The same-store increase is primarily due to higher same-store revenue, an increase in consulting fees and other expenses of $4.7 million related to the credit for increasing research activities (the “R&D tax credit”) for prior tax years and increased compensation costs attributable to increased headcount ($20.8 million), as well as an increase in travel-related expenses ($3.1 million), which were lower in the prior year due to the impacts of COVID-19 on travel. Additionally, bad debt expense increased $3.2 million on a same-store basis, primarily due to benefits recorded in the prior period when we lowered reserves to reflect the business impacts relating to COVID-19 stabilizing. Amortization expense increased $5.3 million during the period, primarily as a result of the Atlantic, Ivey, MEP Holdings and Amteck acquisitions. As a percentage of revenue, SG&A for the nine-month period decreased from 12.2% in 2021 to 11.8% in 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
SG&A	$121,194	$95,287	$357,694	$271,050
Less: SG&A from companies acquired	(12,332)	—	(43,034)	—
Less: Amortization expense	(9,194)	(7,751)	(27,231)	(21,967)
Same-store SG&A, excluding amortization expense	$99,668	$87,536	$287,429	$249,083

Interest Expense—Interest expense increased $2.0 million, or 127.6%, to $3.6 million for the third quarter of 2022 as compared to the same period in 2021. Interest expense increased $4.3 million for the first nine months of 2022 as compared to the same period in 2021. The increase in interest expense for both the quarter and first nine months of 2022 is due to an increase in our average interest rate on our outstanding borrowings in 2022 compared to the prior year as well as a higher average outstanding debt balance as compared to the prior year. Additionally, we expensed $0.2 million in the second quarter of 2022 related to the unamortized debt issuance costs for the term loan, which was refinanced in the amendment of our senior credit facility.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the third quarter of 2022 increased $2.2 million as compared to the same period in 2021. Income from changes in the fair value of contingent earn-out obligations for the first nine months of 2022 decreased $4.0 million as compared to the same period in 2021. These changes in value were primarily the result of higher earn-out expenses associated with our electrical operation in Texas, driven by higher earnings than previously forecasted in the current year and strong market conditions and backlog, which also lead to higher future forecasted financial results.

Provision (Benefit) for Income Taxes—Our benefit for income taxes for the nine months ended September 30, 2022 was $24.9 million with a negative effective tax rate of 15.0% as compared to a provision for income taxes of $33.6 million with an effective tax rate of 24.1% for the same period in 2021. The effective tax rate for 2022 was significantly lower than the 21% federal statutory rate primarily due to a reduction in unrecognized tax benefits from settlement with the Internal Revenue Service for the 2016, 2017 and 2018 tax years (18.4%), the filing, and expected filing, of returns to claim the R&D tax credit for the 2019, 2020 and 2021 tax years (17.4%) and inclusion of the R&D tax credit for the current year 2022 (5.0%). These benefits were partially offset by net state income taxes (4.2%) and nondeductible expenses, including nondeductible expenses related to the TAS Energy Inc. (“TAS") acquisition (1.4%). The effective tax rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.0%) and nondeductible expenses, including nondeductible expenses related to TAS (1.0%), partially offset by deductions for stock-based compensation (1.2%) and benefits from claiming the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (0.7%).

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

We have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining activity levels and productivity and in procuring needed materials despite ongoing challenges. Considering all these factors, we currently anticipate solid earnings and cash flow in 2022. We continue to prepare for a wide range of challenges and economic circumstances, including a potential recession; however, despite challenges, we currently expect supportive conditions for our industry are likely to continue in 2023.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2022	2021

Cash provided by (used in):
Operating activities	$169,524	$152,654
Investing activities	(82,759)	(119,605)
Financing activities	(74,402)	(20,224)
Net increase (decrease) in cash and cash equivalents	$12,363	$12,825
Free cash flow:
Cash provided by operating activities	$169,524	$152,654
Purchases of property and equipment	(34,793)	(15,864)
Proceeds from sales of property and equipment	2,151	1,802
Free cash flow	$136,882	$138,592

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

Cash provided by operating activities was $169.5 million during the first nine months of 2022 compared with $152.7 million during the same period in 2021. The $16.8 million increase in cash provided was primarily driven by a $103.1 million benefit from billings in excess of costs, attributable to the timing of billings and various project work, an $83.7 million benefit from increased accounts payable and accrued liabilities, and $33.3 million of tax refunds received in the first nine months of 2022. These benefits were partially offset by a $250.0 million change in receivables, net driven by the increase in revenue compared to the prior year.

Cash Used in Investing Activities—During the first nine months of 2022, cash used in investing activities was $82.8 million compared to $119.6 million during the same period in 2021. The $36.8 million decrease in cash used primarily relates to a decrease in cash paid (net of cash acquired) for acquisitions, partially offset by higher purchases of property and equipment in the current year compared to the same period in 2021.

Cash Used in Financing Activities—Cash used in financing activities was $74.4 million for the first nine months of 2022 compared to $20.2 million during the same period in 2021. The $54.2 million increase in cash used is primarily due to a decrease in net proceeds from debt, which was driven by higher payments in the current year, as well as due to an increase in share repurchases in 2022.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of September 30, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.39 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2022, we repurchased 0.4 million shares for approximately $36.4 million at an average price of $85.74 per share.

Debt

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity from $562.5 million (of which $450 million was a revolving credit facility) to $850 million. As amended, the

Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million, and the previous term loan has been eliminated. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2022, we had $335.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $459.4 million of credit available.

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

We were in compliance with all of our financial covenants as of September 30, 2022.

Notes to Former Owners

As part of the consideration used to acquire nine companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $45.4 million as of September 30, 2022. At September 30, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2022	Interest Rates
2022	$400	2.5%
2023	9,400	2.5%
2024	10,800	2.5 - 3.0%
2025	22,175	2.3 - 2.5%
2026	2,625	2.5%
Total	$45,400

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

As of September 30, 2022, we have $55.6 million in letter of credit commitments, of which $28.2 million will expire in 2022 and $27.4 million will expire in 2023. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

We have exposure to changes in interest rates under our revolving credit facility. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 4.4% as of September 30, 2022. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2022, we recorded a net gain of $4.5 million related to legal matters that merited changes to our assessments of the related accruals in the ordinary course of our business based on information received in the third quarter of 2022. The largest change in the third quarter resulted from favorable developments related to a dispute with a customer regarding the outcome of a completed project as well as the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The net gain of $4.5 million has been recorded primarily as an increase in gross profit in our Consolidated Statements of Operations.

As of September 30, 2022, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of September 30, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.39 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2022, we repurchased 0.4 million shares for approximately $36.4 million at an average price of $85.74 per share.

During the quarter ended September 30, 2022, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	4,496	$82.13	10,067,596	876,529
August 1 - August 31	—	$—	10,067,596	876,529
September 1 - September 30	32,050	$99.97	10,099,646	844,479
	36,546	$97.78	10,099,646	844,479

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.9 million shares have been approved for repurchase.

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
10.1	Form of Restricted Stock Unit Agreement with a Blank Vesting Schedule under the Company’s 2017 Omnibus Incentive Plan	10.2	Second Quarter 2022 Form 10-Q
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

October 26, 2022	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 26, 2022	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 26, 2022	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer