Form 10-K
period 2022-12-31
COMFORT SYSTEMS USA INC
filed 2023-02-22
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022 was approximately $2.91 billion, based on the $83.15 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2022.

As of February 16, 2023, 35,738,041 shares of the registrant’s common stock were outstanding (excluding treasury shares of 5,385,324).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2022.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward looking statements within the meaning of applicable securities laws and regulations. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of Comfort Systems USA, Inc. and its subsidiaries (collectively, the “Company”) concerning future developments and their effect on the Company. While the Company’s management believes that these forward looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates, and the Company’s actual results of operations, financial condition and liquidity, and the development of the industry in which the Company operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of our results or developments in subsequent periods. All comments concerning the Company’s expectations for future revenue and operating results are based on the Company’s forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions that could cause actual future results to differ materially from the Company’s historical experience and its present expectations or projections. Known material factors that could cause the Company’s actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”

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

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide mechanical and electrical contracting services. Our mechanical segment principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout our 42 operating units with 169 locations in 128 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional MEP markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Substantially all of our consolidated 2022 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 48.6% of our revenue was attributable to installation services in newly constructed facilities and 51.4% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2022 revenue was derived from the following service industries:

Percentage of
Service Activity	Revenue
Mechanical Services	76.8%
Electrical Services	23.2%
Total	100.0%

Industry Overview

We believe that commercial, industrial, and institutional mechanical and electrical contracting generate annual revenue in the United States of approximately $350 billion. Mechanical and electrical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption, carbon footprint, and operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities frequently have poor air quality and provide less comfortable environments, and older HVAC systems result in significantly higher energy consumption than do modern systems. As electrical systems age, they require service and replacement, and changing building configurations and technological power load requirements lead to the need to reconfigure and improve electrical systems in buildings on a regular basis.

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

Our industry can be broadly divided into two categories:

●	construction of and installation in new buildings, which provided approximately 48.6% of our revenue in 2022, and
●	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 51.4% of our 2022 revenue.

Construction, Installation, Expansion and Renovation Services—Construction, installation, expansion and renovation services consist of “design and build” and “plan and spec” projects. In “design and build” projects, the commercial MEP company is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the contracting company. Companies that specialize in “design and build” projects use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. “Plan and spec” installation refers to projects in which a third-party architect or consulting engineer designs the MEP systems and the installation project is “put out for bid.” We believe that “plan and spec” projects usually take longer to complete and frequently result in less efficient outcomes than “design and build” projects because the system design and installation process are not integrated, thus resulting in more frequent adjustments to project specifications, work requirements and schedules. Our investments in design and building information modeling enable us to collaborate with our customers to achieve reliable and energy efficient construction outcomes and to eliminate unnecessary waste.

Maintenance, Repair and Replacement Services—The Company’s services further include maintaining, repairing, replacing, reconfiguring and monitoring previously installed systems and building automation controls. The growth and aging of the installed base of MEP and related systems, changing requirements due to increasing technology deployment and the demand for more efficient systems and more capable building automation controls have fueled growth in these services. The increasing complexity of these systems leads many commercial, industrial and institutional building owners and property managers to outsource maintenance and repair, often through service agreements with service providers. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors that are crucial to energy efficient operations. These systems require specialized training to install, maintain and repair. We believe that the work we perform to optimize and upgrade systems and to enable wise controls helps Comfort Systems USA to optimize energy use and fundamentally reduce our nation’s carbon footprint.

Strategy

We focus on strengthening core operating competencies, on leading in sustainability, efficiency and technological improvement, and on increasing profit margins. The key objectives of our strategy are to improve profitability and generate growth in our operations, to enable sustainable and efficient building environments, to improve the productivity of our workforce, and to acquire complementary businesses. Specifically, we are currently focused on the following elements:

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

Leverage Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. We have shifted certain fabrication activities to centralized locations to increase asset utilization. We opportunistically allocate our engineering, field, and supervisory labor from one operation to another to use our employee base more fully, meet our customers’ needs and share expertise. Our ability to share resources frequently allows us to pursue work that would otherwise not be available to us and allows us to provide a more diversified and steady deployment of our labor. We believe that we have realized scale benefits from coordinated purchasing, technical innovation, insurance, benefits, bonding, and financing activities across our operations.

Maintain a Diverse Customer, Geographic, and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2022 by end-use sector was as follows:

Industrial	47.7%
Healthcare	14.1%
Education	10.8%
Office Buildings	8.4%
Retail, Restaurants and Entertainment	7.5%
Government	6.2%
Multi-Family and Residential	3.0%
Other	2.3%
Total	100.0%

Approximately 87.0% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2022, we had 10,636 projects in process with an aggregate contract value of approximately $9.3 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $875,000. This average project size, when taken together with the approximately 13.0% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2022, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	9,812	$1,628.5
$2 million - $10 million	610	2,698.6
$10 million - $20 million	112	1,645.6
$20 million - $40 million	82	2,345.3
Greater than $40 million	20	985.2
Total	10,636	$9,303.2

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

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 48.6% of our consolidated 2022 revenue, involves the design, engineering, integration, installation and start-up of MEP and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and to optimize energy efficiency of the MEP systems that best suit the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances we fabricate ductwork, conduit and piping and assemble certain components for the system based on the mechanical drawing specifications. Finally, we install the systems at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $875,000. We also perform larger project work, with 824 contracts in progress at December 31, 2022 with contract prices in excess of $2 million. Our largest project in progress at December 31, 2022 had a contract price of $74.5 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 51.4% of our consolidated 2022 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Optimal maintenance is crucial to energy efficient operations. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of power usage, temperature, pressure, humidity and air flow for MEP and other building systems.

Sources of Supply

The raw materials and components we use include MEP system components, ductwork, pipe, conduit, wire, electrical fixtures, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. In ordinary times, delivery times are typically short for most raw materials and standard components, but during periods of peak demand, including as we continue to experience the effects of the pandemic, may extend to several months. We estimate that direct purchase of commodities and finished products comprises between 40% and 45% of our average project cost. We have procedures to reduce commodity cost exposure such as purchasing commodities early for projects, as well as selectively including time or market-based escalation and escape provisions in bids and contracts.

Chillers, electrical switch gear and generators for large applications typically have the longest delivery time and frequently have lead times of six months or even longer. The major components of commercial MEP systems are compressors and chillers that are manufactured primarily by Carrier, Lennox, Daikin, Trane, and York. The major suppliers of building automation control systems are Automated Logic, Cisco, Delta, Distech Controls, Honeywell, Johnson Controls, Rockwell Automation, Schneider Electric, Siemens, Trane, and York. The major suppliers of electrical switchgear and generators are Caterpillar, Cummins, Eaton and Schneider Electric. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

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

Sales and Marketing

We have a diverse customer base, with our top customer representing 8% of consolidated 2022 revenue, and our largest customer often changes from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Human Capital Resources

Employees—As of December 31, 2022, we had approximately 14,100 employees as compared to approximately 13,200 employees as of December 31, 2021. We have collective bargaining agreements covering 12 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

Safety—We have established comprehensive safety programs throughout our operations to ensure that all employees comply with safety standards we have established and that are established under federal, state, and local laws and regulations. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Additionally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.01 during 2022. This level was 33% better than the most recently published OSHA rate for our industry.

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

Climate Change and Sustainability

We recognize our environmental and societal responsibilities and are committed to sustainability and to improving our environmental footprint as well as operating our business in a manner that seeks to protect the health and safety of our employees, customers, and the public. Our focus on environmental stewardship and improving productivity drives not only our efforts to become more energy efficient but also improvements in our customers' impact on climate change. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption and carbon footprint while improving cost, air quality, and overall system effectiveness.

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

Additionally, we have increased our voluntary reporting through a submission to CDP (formerly the Carbon Disclosure Project), wherein, among other things, we disclosed the results of our first annual greenhouse gas emissions inventory. Such additional reporting is a continuation of our efforts to adhere to voluntary reporting standards. For example, in 2022, we received a silver medal as a result of our EcoVadis submission, and we published our second sustainability report (i) following the Task Force on Climate-related Financial Disclosures (“TCFD”) and the Sustainability Accounting Standard Board’s (“SASB”) standards for the Engineering and Construction Services industry, and (ii) in accordance with the Global Reporting Initiative (“GRI”) Standards: Core option. Finally, we have published a number of new policies and guidelines related to environmental, social and governance matters, including: a Supplier Diversity Policy, a Supplier Code of Conduct, an Environmental Policy and a Labor & Human Rights Policy.

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

The industries and markets in which we operate have always been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can increase our liability exposure and result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, such bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, because 6.2% of our revenue for the year ended December 31, 2022 was attributable to projects in the government sector, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our contract prices are established largely based on estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodity prices and inflation; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur, and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers or subcontractors may fail to perform as expected or site conditions may be different than we expected. Further rising inflation may result in higher costs for labor and materials needed to complete our contracts, and we may be unable to pass these heightened costs to our customers. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases, we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

Our backlog is subject to unexpected adjustments and cancellations, which means that amounts included in our backlog may not result in actual revenue or translate into profits.

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Our backlog as of December 31, 2022 was $4.06 billion. The predictive value of backlog information is limited to indications of general revenue direction over the near term, and we cannot guarantee that the revenue projected from our backlog will be realized or, if realized, will be profitable. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

The effects of the COVID-19 pandemic and related economic repercussions have materially affected how we and our customers, vendors, subcontractors, developers, and general contractors are operating our businesses, and the duration and extent to which this will negatively impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic has negatively impacted the global economy, affected consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We have experienced resulting disruptions to our business operations. The COVID-19 pandemic continues to present potential risks to our business, particularly in light of new variants of the virus which have emerged, such as the Omicron variant and the more recent BA.4 and BA.5 sub-variants of the virus. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, depends on numerous evolving factors outside our control including: emergence of new variants of the virus and increased transmission rates; government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic; additional waves of COVID-19 infections; the efficacy of vaccines on new variants of the virus and overall vaccination rates; the effect of government or customer vaccine or testing requirements on employee retention and recruitment; and the effect of the COVID-19 pandemic on short- and long-term general economic conditions.

Even after the initial COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact. We continue to experience permitting, regulatory, and supply chain delays attributable to the COVID-19 pandemic. In addition to these current dynamics, the COVID-19 pandemic may create or exacerbate risks related to our operations and regulatory and compliance matters. Even though the initial effects of the COVID-19 pandemic may have waned, our business, financial condition, results of operations or cash flows may continue to be adversely affected.

We could be adversely impacted by the effects of inflation, supply chain disruptions, capital market volatility and an economic recession or downturn.

The global economy is experiencing historically high rates of inflation and market and economic volatility, resulting from a number of factors, including the war between Russia and Ukraine and supply chain constraints. These conditions have increased our cost for labor, materials, utilities, and other goods and services. In addition, the current market conditions have caused volatility in the capital markets, which may increase our cost of capital or prevent us from raising capital if we desire or need to do so and may have adverse impacts on the mechanical and electrical services industry. Further, there are market concerns that the United States economy may be in or soon enter a recession. As a result, these conditions have, and they or any similar future conditions may continue to have, significant adverse impacts on our business, financial condition and results of operations.

Rising inflation and/or interest rates may have an adverse effect on our business, financial condition and results of operations.

In efforts to combat inflation, the U.S. Federal Reserve raised interest rates multiple times in 2022 and may continue to increase interest rates into 2023. Economic factors, including inflation and fluctuations in interest rates, may have a negative impact on our business. For instance, we have exposure to changes in interest rates under our revolving credit facility and as interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. Furthermore, the cost of our materials, labor, and services may rise as a result of continued inflation and further interest rate hikes, and we may not be able to offset such higher costs through price increases. Our inability or failure to do so could harm our financial position and results of operations.

Intense competition in our industry could reduce our market share and our profit.

The markets we serve are highly fragmented and competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to continue in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers because some of our customers have employees who perform service work similar to the services we provide. Vertical consolidation could also contribute to competition in our industry. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.

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

Third parties contribute significantly to our completion of many projects and labor shortages or increased labor costs from third parties could adversely impact our results of operations.

We hire third-party subcontractors to perform work and depend on third-party suppliers to provide equipment and materials necessary to complete our projects. If we are unable to retain qualified subcontractors or suppliers, or if our subcontractors or suppliers do not perform as anticipated for any reason, our execution, reputation and profitability could be harmed.

Recent labor shortages may also lead to higher wages for employees and higher costs to purchase the services of third parties. Increases in labor costs, such as increases in minimum wage requirements, wage inflation and/or increased overtime, reduce our profitability and that of our customers. Increases in such labor costs for a prolonged period of time could have a material adverse effect on the company’s financial condition and results of operations.

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

Our use of the cost-to-cost input method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

A material portion of our revenue is recognized using the cost-to-cost input method of accounting, which results in our recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the cost-to-cost input method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

A significant portion of our business depends on our ability to provide surety bonds. Any difficulties in the financial and surety markets may adversely affect our bonding capacity and availability.

In the past we have expanded, and it is possible we will continue to expand, the number and percentage of total contract dollars that require an underlying bond. Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by many surety companies and the results of macroeconomic trends outside of our control, such as the current volatility in the capital markets and the possibility of an extended economic downturn or recession. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

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

The last several years have been periodically marked by political and economic concerns, including the ongoing COVID-19 pandemic, decreased consumer confidence, the effects of international conflicts such as the war between Russia and Ukraine, tariffs, energy costs and inflation. This instability can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets, including from the ongoing COVID-19 pandemic, supply chain disruptions, rising inflation and interest rates and the war between Russia and Ukraine, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.

Risks Related to Our Operations

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently, which could reduce our profitability.

Our business is labor intensive, and many of our operations experience a high rate of employee turnover. At times of low unemployment rates in the United States, it is typically more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, including the current U.S. labor shortage, increased labor costs or the loss of key personnel may reduce our profitability and negatively impact our business. Further, our relationships with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

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

We are a decentralized company and place significant decision-making powers with our subsidiaries’ management, which presents certain risks.

We believe that our practice of placing significant decision-making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business than we would under a more centralized structure or that we would be slower to identify a misalignment between a subsidiary’s and the Company’s overall business strategy. Further, if a subsidiary location fails to follow the Company’s compliance policies, we could be made party to a contract, arrangement or situation that requires the assumption of large liabilities or has less advantageous terms than is typically found in the market.

If we do not effectively manage our backlog and the size and cost of our operations, our existing infrastructure may become either strained or over-burdensome, and we may be unable to increase or sustain revenue growth.

The growth that we have experienced in the past, that we are currently experiencing, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and our operations. Growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced in the past severe constriction in the markets in which we operate and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure during a particular economic cycle may result in our incurring costs that affect our profitability or failing to be prepared for unprecedented growth. If our business resources become strained or over-burdensome, our earnings may be adversely affected, and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor, managerial or other resources, which could also adversely affect our earnings and our ability to increase revenue growth and cause material reputational or other harm.

Information technology system failures, network disruptions or cybersecurity breaches could adversely affect our business.

We use and rely significantly on sophisticated information technology systems, networks, and infrastructure in conducting our day-to-day operations, providing services to certain customers and protecting sensitive Company information. In addition, we also rely on third-party software and information technology for certain of our critical accounting, project management and financial information systems. We also collect and retain information about our customers, stockholders, vendors and employees, with the expectation by such third parties being that we will adequately protect such information.

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

While we have security, internal control and technology measures in place to protect our systems and networks, these measures could fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure. In the ordinary course of business, we have been targeted by malicious cyber-attacks. In April 2019, for example, our information technology infrastructure was impacted by a ransomware attack virus, which caused a substantial majority of our operating locations to experience loss of access to certain data and outages affecting systems including accounting, payroll, billing, job report and management and other software environments. These disruptions created challenges in key back-office functions that required workarounds and alternative procedures. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and, while the April 2019 incident did not have such effects, have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, flexible working arrangements at our corporate offices increased as a result of the COVID-19 pandemic, and these arrangements have resulted in a higher extent of remote working. This and other possible changing work practices may adversely impact our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. Any failure by us or our third party vendors to maintain the security, proper function and availability of information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

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

Our credit agreement and related restrictive and financial covenants are more fully described in Note 9 of “Notes to Consolidated Financial Statements.” Our failure to comply with any of these covenants under the credit agreement, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (1) us no longer being entitled to borrow under the agreement; (2) termination of the agreement; (3) acceleration of the maturity of outstanding indebtedness under the agreement; and/or (4) foreclosure on any collateral securing the obligations under the agreement. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in December 2019, the United States Court of Appeals for the Fifth Circuit struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional, sending the case back to a federal district judge in Texas to determine which of the law’s many parts could survive without the mandate. On March 2, 2020, the United States Supreme Court granted certiorari to review this case, and on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. The Affordable Care Act will remain in effect in its current form; however, we continue to evaluate the effect that the Affordable Care Act has on our business.

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

We typically warrant the services we provide, guaranteeing the work performed against defects in workmanship and the material we supply. Historically, warranty claims have not been material as our customers evaluate much of the work we perform for defects shortly after work is completed. However, if warranty claims occur, we could be required to repair or replace warrantied items at our cost. In addition, in some circumstances, our customers may elect to repair or replace the warrantied item by using the services of another provider and require us to pay for the cost of the repair or replacement. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

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

We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

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

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Because 6.2% of our revenue for the year ended December 31, 2022 was attributable to projects in the government sector, prohibitions against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

Past and future environmental, social, governance, safety and health regulations could impose significant additional costs on us that could reduce our profits.

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

Additionally, actual or perceived environmental, social and corporate governance (“ESG”) and other sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including fall risks, electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents, damage to equipment and, with respect to indoor sites, an increased risk of COVID-19 outbreaks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation.

Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

As a result of policy changes or shifting proposals by the U.S. government, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government has recently pursued a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. These tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. In response to Russia’s invasion of Ukraine in February 2022, the United States and other countries imposed trade sanctions against Russia, which impacted global operations and financial performance. We, our suppliers and our customers import certain raw materials, components and other products from foreign suppliers. As such, the adoption and expansion of trade restrictions such as those adopted in response to Russia’s invasion of Ukraine, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has in the past and may continue to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.

We conduct business across the United States and file income taxes in the federal and various state jurisdictions. Significant judgment is required in our accounting for income taxes. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. Changes in tax laws and regulations, in addition to changes and conflicts in related interpretations and other tax guidance, could materially impact our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions.

Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact the accounting for income taxes. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions, and our provision for income taxes and tax liabilities are subject to review or examination by taxing authorities in applicable tax jurisdictions. An adverse outcome of such a review or examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as outbreaks of infectious disease (e.g., COVID-19) and terrorist actions, could negatively impact us. We typically negotiate contract language through which we are granted certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available to us pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity and could also negatively affect our reputation in the marketplace.

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

We may discover in the future that we have deficiencies in the design and operation of our internal controls. In addition, we may acquire companies whose internal controls have design or operational deficiencies, which could impair our ability to integrate those companies into our internal control environment. If any of the deficiencies in our internal control, either by itself or in combination with other deficiencies, becomes a “material weakness” such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting. In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline. In addition, the failure to maintain effective internal controls could also result in unauthorized transactions.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, we owned 15 properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 175,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

In 2022, we recorded a net gain of $5.1 million related to legal matters that merited changes to our assessments of the related accruals in the ordinary course of our business based on information received in 2022. The largest change resulted from favorable developments related to a dispute with a customer regarding the outcome of a completed project as well as the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The net gain of $5.1 million was recorded primarily as an increase in gross profit in our Consolidated Statements of Operations.

As of December 31, 2022, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Executive Officers of the Registrant

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. The following persons serve as executive officers of the Company.

Brian E. Lane, age 65, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience includes serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane holds a Bachelor of Science in Chemistry from the University of Notre Dame and a Master of Business Administration from Boston College.

William George, age 58, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts, law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Julie S. Shaeff, age 57, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Trent T. McKenna, age 50, has served as Executive Vice President and Chief Operating Officer since January 2022 and was formerly Senior Vice President and Chief Operating Officer during 2021. Mr. McKenna previously served as our Senior Vice President and Vice President – Region 4 from January 2019 to December 2020; Senior Vice President, General Counsel and Secretary from August 2013 to December 2018; Vice President, General Counsel and Secretary from May 2005 to August 2013; and Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas, office of Akin Gump Strauss Hauer & Feld LLP, an international law firm. Mr. McKenna earned a Bachelor of Arts degree in English from Brigham Young University and his Juris Doctorate from Duke University School of Law.

Laura F. Howell, age 35, has served as Senior Vice President and General Counsel for the Company since January 2022 and formerly served as Vice President and General Counsel from January 2019 to December 2021. Previously, Ms. Howell served as the Associate General Counsel from January 2018 to December 2018 and as Senior Counsel, Corporate from November 2014 to December 2017. Prior to joining the Company, she was an associate in the corporate department of the Houston office of Latham & Watkins, LLP from November 2013 to October 2014. From September 2012 to October 2013, Ms. Howell was an associate in the corporate department of the Silicon Valley office of Fenwick & West, LLP. Ms. Howell holds a Bachelor of Arts in Economics from Wake Forest University and a Juris Doctorate from Stanford Law School.

Terrence Reed, age 63, has served as Senior Vice President of People and Leadership Development for the Company since March 2021. Mr. Reed joined the Company after working in various senior manufacturing and HR leadership positions in several organizations, including Koch Engineered Solutions and Buckeye Technologies. Mr. Reed is a graduate of the University of South Alabama, where he completed studies in Mechanical Engineering, and is a former US Army officer.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol FIX on the New York Stock Exchange.

As of February 16, 2023, there were approximately 285 stockholders of record of our Common Stock, and the last reported sale price on that date was $125.88 per share.

We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our credit agreement may limit the amount of dividends we can pay at any time that our Net Leverage Ratio exceeds 2.75 to 1.00.

The following Corporate Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of December 31, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.52 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2022, we repurchased 0.4 million shares for approximately $38.2 million at an average price of $86.45 per share.

During the year ended December 31, 2022, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	52,203	$89.68	9,727,000	566,751
February 1 - February 28	82,012	$86.07	9,809,012	484,739
March 1 - March 31	27,399	$86.05	9,836,411	457,340
April 1 - April 30	—	$—	9,836,411	457,340
May 1 - May 31	156,680	$84.33	9,993,091	951,034
June 1 - June 30	70,009	$79.19	10,063,100	881,025
July 1 - July 31	4,496	$82.13	10,067,596	876,529
August 1 - August 31	—	$—	10,067,596	876,529
September 1 - September 30	32,050	$99.97	10,099,646	844,479
October 1 - October 31	13,200	$100.15	10,112,846	831,279
November 1 - November 30	—	$—	10,112,846	831,279
December 1 - December 31	4,000	$116.65	10,116,846	827,279
	442,049	$86.45	10,116,846	827,279
(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.9 million shares have been approved for repurchase.

Under our stock incentive plans, employees may elect to have us withhold common shares to satisfy statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

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

After a customer accepts our bid, we generally enter into a contract with the customer that specifies what we will deliver on the project, what our related responsibilities are and how much and when we will be paid. Our overall price for the project is typically set at a fixed amount in the contract, although changes in project specifications or work conditions that result in unexpected additional work are usually subject to additional payment from the customer via what are commonly known as change orders. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

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

As of December 31, 2022, we had 10,636 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $875,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $7.7 billion of aggregate contract value as of December 31, 2022, or approximately 82%, out of a total contract value for all projects in progress of $9.3 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2022, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	9,812	$1,628.5
$2 million - $10 million	610	2,698.6
$10 million - $20 million	112	1,645.6
$20 million - $40 million	82	2,345.3
Greater than $40 million	20	985.2
Total	10,636	$9,303.2

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

Profile and Management of Our Operations

We manage our 42 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries and location of the work.

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

Operating Environment and Management Emphasis

During the five-year period from 2015 to 2019, there was an increase in nonresidential building construction and renovation activity levels. In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets or pauses during 2020 and 2021. We believe that delays and air pockets have now substantially abated; however, we expect to continue to experience supply chain constraints and reduced labor availability during 2023.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of December 31, 2022, we had $580.8 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-four calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as local and regional industry participants compete for customers. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that can have a meaningful effect on the amounts reported within our consolidated financial statements. Note 2, “Summary of Significant Accounting Policies and Estimates” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. The Company has identified the following as its critical accounting estimates:

Revenue Recognition – The Company recognizes revenue based on the extent of progress towards completion of the performance obligation using the cost-to-cost input method of accounting, as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The cost-to-cost input method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenue. Such revisions are frequently based on further estimates and subjective assessments. Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation from change orders collected from customers.

Accounting for Self-Insurance Liabilities – We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Insurance liabilities are difficult to estimate due to various required judgements, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs.

Accounting for Income Taxes – Our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of our income taxes, including the ability to recover our deferred tax assets based on assumptions about future taxable income. We record liabilities for uncertain tax positions when we determine whether it is more likely than not that the positions will be sustained based on their technical merits and we recognize tax benefits that are more than 50 percent likely to be realized upon ultimate settlement with the relevant taxing authority.

Acquisitions – We recognize assets acquired and liabilities assumed in business combinations based on fair value estimates as of the date of acquisition. In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. We recognize liabilities for these contingent obligations based on their estimated fair value at the date of acquisition. Key assumptions used to determine the fair value of contingent obligations include, but are not limited to, future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital.

Recoverability of Goodwill and Identifiable Intangible Assets – Determining whether impairment indicators exist and estimating the fair value of the Company’s goodwill reporting units and intangible assets for impairment testing requires significant judgment.

In the evaluation of goodwill for impairment, we have to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If we perform a quantitative assessment, then we calculate the fair value of the reporting unit and compare the fair value with the carrying value of the reporting unit. We estimate the fair value of the reporting unit based on a market approach and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. Key assumptions in the market approach include multiples used to value each reporting unit.

We amortize identifiable intangible assets with finite lives over their estimated useful lives. Changes in strategy and/or market condition may result in adjustments to recorded intangible asset balances or their useful lives.

Results of Operations (in thousands, except percentages):

	Year Ended December 31,
	2022		2021		2020
Revenue	$4,140,364	100.0%	$3,073,636	100.0%	$2,856,659	100.0%
Cost of services	3,398,756	82.1%	2,510,429	81.7%	2,309,676	80.9%
Gross profit	741,608	17.9%	563,207	18.3%	546,983	19.1%
Selling, general and administrative expenses	489,344	11.8%	376,309	12.2%	357,777	12.5%
Gain on sale of assets	(1,585)	—	(1,540)	(0.1)%	(1,445)	(0.1)%
Operating income	253,849	6.1%	188,438	6.1%	190,651	6.7%
Interest income	46	—	24	—	103	—
Interest expense	(13,352)	(0.3)%	(6,196)	(0.2)%	(8,385)	(0.3)%
Changes in the fair value of contingent earn-out obligations	(4,819)	(0.1)%	7,820	0.3%	9,119	0.3%
Other income (expense)	134	—	188	—	52	—
Income before income taxes	235,858	5.7%	190,274	6.2%	191,540	6.7%
Provision (benefit) for income taxes	(10,089)		46,926		41,401
Net income	$245,947		$143,348		$150,139

2022 Compared to 2021

We had 41 operating locations as of December 31, 2021. In the second quarter of 2022, we completed the acquisition of Atlantic Electric, LLC (“Atlantic”), which reports as a separate operating location. We had 42 operating locations as of December 31, 2022. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2022 to 2021, as described below, excludes Atlantic, which was acquired on April 1, 2022, MEP Holding Co., Inc. (“MEP Holdings”), which was acquired on December 31, 2021, eleven months of results for Ivey Mechanical Company, LLC (“Ivey”), which was acquired on December 1, 2021, and seven months of results for Amteck Holdco LLC (“Amteck”), which was acquired on August 1, 2021. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue increased $1.07 billion, or 34.7%, to $4.14 billion in 2022 compared to 2021. The increase included a 12.9% increase primarily related to the Amteck, Ivey, MEP Holdings and Atlantic acquisitions, as well as a 21.8% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Year Ended December 31,
	2022		2021
Revenue:
Mechanical Services	$3,178,475	76.8%	$2,542,623	82.7%
Electrical Services	961,889	23.2%	531,013	17.3%
Total	$4,140,364	100.0%	$3,073,636	100.0%

Revenue for our mechanical services segment increased $635.9 million, or 25.0%, to $3.18 billion in 2022 compared to 2021. Of this increase, $164.9 million resulted from an additional eleven months of revenue related to the Ivey acquisition, and $471.0 million was attributable to same-store activity. The same-store revenue increase was broad-based and included an increase in activity in the industrial sector at our North Carolina operation ($79.5 million) and one of our Texas operations ($32.7 million), in the retail, restaurants and entertainment sector at one of our Florida operations ($35.0 million) and our Arizona operation ($26.0 million), and in the healthcare sector at another one of our Texas operations ($26.4 million).

Revenue for our electrical services segment increased $430.9 million, or 81.1%, to $961.9 million in 2022 compared to 2021. The increase primarily resulted from an additional seven months of revenue related to the Amteck acquisition ($110.2 million), as well as the acquisitions of MEP Holdings ($90.6 million) and Atlantic ($31.6 million). The same-store revenue increase of $198.5 million was primarily attributable to an increase in activity in the industrial sector at our Texas electrical operation ($172.5 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	December 31,		December 31,
	2022		2021
Backlog:
Mechanical Services	$3,299,630	81.2%	$1,753,340	75.8%
Electrical Services	764,113	18.8%	558,544	24.2%
Total	$4,063,743	100.0%	$2,311,884	100.0%

Backlog as of December 31, 2022 was $4.06 billion, a 25.0% increase from September 30, 2022 backlog of $3.25 billion and a 75.8% increase from December 31, 2021 backlog of $2.31 billion. The sequential backlog increase was primarily a result of increased project bookings at one of our Texas operations ($540.7 million), our North Carolina operation ($310.6 million) and our Indiana operation ($50.5 million). The sequential backlog increase was partially offset by completion of project work at one of our Virginia operations ($70.0 million). The year-over-year backlog increase included the acquisition of Atlantic ($30.2 million) as well as a same-store increase of $1.72 billion, or 74.5%. Same-store year-over-year backlog was broad-based, and increased primarily due to increased project bookings at one of our Texas operations ($649.0 million), our North Carolina operation ($432.7 million), our Indiana operation ($109.7 million), our Texas electrical operation ($104.1 million) and our Utah operation ($64.2 million).

Gross Profit—Gross profit increased $178.4 million, or 31.7%, to $741.6 million in 2022 as compared to 2021. The increase included a $68.4 million, or 12.1%, increase related to the Amteck, Ivey, MEP Holdings and Atlantic acquisitions, as well as a $110.0 million, or 19.6%, increase on a same-store basis. The same-store increase in gross profit was broad-based and was primarily driven by higher revenues in the current year including increased volumes at our Texas electrical operation ($20.5 million) and our North Carolina operation ($15.2 million). Additionally, we achieved improvements in project execution at one of our Texas operations ($12.0 million) and our Arizona operation ($10.7 million). Furthermore, we recorded an increase of $4.9 million in gross profit related to positive developments on legal matters in 2022. As a percentage of revenue, gross profit decreased from 18.3% in 2021 to 17.9% in 2022 primarily due to a higher percentage of electrical segment revenue and new construction revenue in the current year, as well as materials and equipment being a higher percentage of our costs in the current year.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $113.0 million, or 30.0%, to $489.3 million for 2022 as compared to 2021. On a same-store basis, excluding amortization expense, SG&A increased $55.6 million, or 16.1%. The same-store increase is primarily due to higher same-store revenue, an increase in consulting fees and other expenses of $4.7 million related to the credit for increasing research activities (the “R&D tax credit”) for prior tax years and increased compensation costs attributable to increased headcount ($33.1 million), as well as an increase in travel-related expenses ($4.4 million), which were lower in the prior year due to the impacts of COVID-19 on travel. Additionally, bad debt expense increased $4.1 million on a same-store basis, primarily due to benefits recorded in the prior period when we lowered reserves to reflect the business impacts relating to COVID-19 stabilizing. Amortization expense increased $6.2 million during the period primarily as a result of the Amteck, Ivey, MEP Holdings and Atlantic acquisitions. As a percentage of revenue, SG&A decreased from 12.2% in 2021 to 11.8% in 2022 due to the factors discussed above.

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

	Year Ended
	December 31,
	2022	2021

	(in thousands)
SG&A	$489,344	$376,309
Less: SG&A from companies acquired	(51,181)	—
Less: Amortization expense	(36,426)	(30,214)
Same-store SG&A, excluding amortization expense	$401,737	$346,095

Interest Expense—Interest expense increased $7.2 million, or 115.5%, in 2022. The increase in interest expense is due to an increase in our average interest rate on our outstanding borrowings in 2022 compared to the prior year as well as a higher average outstanding debt balance as compared to the prior year. Additionally, we expensed $0.2 million in the second quarter of 2022 related to the unamortized debt issuance costs for the term loan, which was refinanced in the amendment of our senior credit facility.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations increased $12.6 million in 2022 compared to 2021. This increase was primarily caused by higher expenses at our Texas electrical operation and Ivey, driven by stronger actual current earnings and forecasted results.

Provision (Benefit) for Income Taxes—We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in the federal and various state jurisdictions with differing tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, uncertain tax positions, and accounting for losses associated with underperforming operations.

Our benefit for income taxes for 2022 was $10.1 million with a negative effective tax rate of 4.3%, as compared to the provision for income taxes of $46.9 million with an effective tax rate of 24.7% for 2021. The effective rate for 2022 was significantly lower than the 21% federal statutory rate due to a reduction in net unrecognized tax benefits primarily from settlement with the Internal Revenue Service (the “IRS”) for the 2016, 2017 and 2018 tax years (7.6%), the filing of returns to claim the R&D tax credit for the 2019, 2020 and 2021 tax years (15.1%) and inclusion of the

R&D tax credit for the current year 2022 (6.7%). These benefits were partially offset by net state income taxes (4.0%) and nondeductible expenses, including nondeductible expenses related to TAS Energy Inc. (“TAS”) (1.7%). The effective rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (3.9%) and nondeductible expenses, including nondeductible expenses related to TAS (1.3%), partially offset by reductions for stock-based compensation (1.2%) and the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (0.4%). Refer to Note 11 in the Consolidated Financial Statements for a reconciliation of the federal statutory rates to the effective tax rates reflected in our financial statements.

The decrease in our effective tax rate from 2021 to 2022 was primarily due to recognition of prior years’ tax benefits from the R&D tax credit for the 2016 through 2021 tax years following an IRS survey of our previously filed refund claims for 2016, 2017 and 2018. The Joint Committee on Taxation approved such refunds in late January 2022.

2021 Compared to 2020

For a discussion of the period-to-period comparison of 2021 to 2020, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2021 Compared to 2020” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Outlook

We experienced strong demand in 2022, and we believe that we have largely recovered from negative impacts to industry demand in our business due to the business disruption caused by COVID-19. We are seeing fewer instances of delayed starts of new construction work; however, we continue to experience increased labor costs. We also are experiencing supply constraints and cost increases, reduced availability, and delays in delivery of various materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are working to order materials earlier than usual and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges.

We have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining activity levels and productivity and in procuring needed materials despite ongoing challenges. Considering all these factors, we currently anticipate solid earnings and cash flow in 2023. We continue to prepare for a wide range of challenges and economic circumstances, including a potential recession; however, despite challenges, we currently expect supportive conditions for our industry are likely to continue in 2023.

Liquidity and Capital Resources

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cash provided by (used in):
Operating activities	$301,531	$180,151	$286,510
Investing activities	(97,178)	(246,722)	(207,802)
Financing activities	(205,915)	70,451	(74,600)
Net increase (decrease) in cash and cash equivalents	$(1,562)	$3,880	$4,108
Free cash flow:
Cash provided by operating activities	$301,531	$180,151	$286,510
Purchases of property and equipment	(48,359)	(22,330)	(24,131)
Proceeds from sales of property and equipment	2,858	3,101	2,270
Free cash flow	$256,030	$160,922	$264,649

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

2022 Compared to 2021

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

We generated $301.5 million of cash flow from operating activities during 2022 compared with $180.2 million during 2021. The $121.4 million increase in cash provided was primarily driven by higher earnings in the current year, a $108.6 million benefit from billings in excess of costs, attributable to the timing of billings and various project work and a $72.8 million increase in deferred revenue liabilities driven by large advance payments received in 2022. The benefit from the advance payments received in 2022 will reverse in 2023, except to the extent that additional advanced payments are received in 2023. We made income tax payments of $52.6 million during 2022 related to the capitalization of research and experimental expenditures pursuant to the Tax Cuts and Jobs Act (2017). These payments were partially offset by $33.3 million of income tax refunds received in early 2022. These benefits were also partially offset by a $165.1 million change in receivables, net driven by the increase in revenue compared to the prior year.

Cash Used in Investing Activities—Cash used in investing activities was $97.2 million for 2022 compared to $246.7 million during 2021. The $149.5 million decrease in cash used primarily relates to a decrease in cash paid (net of cash acquired) for acquisitions, partially offset by higher purchases of property and equipment in the current year compared to 2021.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $205.9 million for 2022 compared to cash provided by financing activities of $70.5 million during 2021. The $276.4 million increase in cash used is primarily due to higher net repayments on debt in the current year driven by strong operating cash flows, as well as due to an increase in share repurchases in 2022.

2021 Compared to 2020

For a discussion of the period-to-period comparison of 2021 to 2020, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2021 Compared to 2020” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of December 31, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.52 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2022, we repurchased 0.4 million shares for approximately $38.2 million at an average price of $86.45 per share.

Debt

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity from $562.5 million (of which $450 million was a revolving credit facility) to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2022, we had $215.0 million of outstanding borrowings on the revolving credit facility, $54.2 million in letters of credit and $580.8 million of credit available.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense on notes to former owners	$1,139	$1,052	$1,354
Interest expense on borrowings and unused commitment fees	10,955	3,371	5,319
Interest expense (income) on interest rate swaps	(332)	499	338
Interest expense on finance leases	4	57	—
Letter of credit fees	800	679	830
Amortization of debt financing costs	786	538	544
Total	$13,352	$6,196	$8,385

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as consolidated net income for the four fiscal quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock or equity compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2022 (in thousands):

Net income	$245,947
Provision (benefit) for income taxes	(10,089)
Interest expense, net	13,306
Depreciation and amortization expense	81,347
Stock-based compensation	10,532
Pre-acquisition results of acquired companies, as defined under the Facility	356
Credit Facility Adjusted EBITDA	$341,399

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

We were in compliance with all of our financial covenants as of December 31, 2022.

Notes to Former Owners

As part of the consideration used to acquire ten companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $41.0 million as of December 31, 2022. At December 31, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2022	Interest Rates
2023	$9,000	2.5%
2024	7,200	2.5 - 3.0%
2025	22,215	2.3 - 3.0%
2026	2,625	2.5%
Total	$41,040

Outlook

We have generated positive net free cash flow for the last twenty-four calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

Other Commitments

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our Consolidated Balance Sheets, such as obligations involving letters of credit and surety guarantees.

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

Under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Material Cash Requirements

Our material cash expenditures consist of normal operating expenditures, such as personnel costs, as well as the items noted in the following table. The table below summarizes current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with operating cash flows (in thousands):

	Twelve Months Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$215,000	$—	$215,000
Notes to former owners	9,000	7,200	22,215	2,625	—	—	41,040
Other debt	—	132	54	19	—	—	205
Interest payable	13,189	12,859	12,414	12,213	6,302	—	56,977
Operating lease obligations	26,275	23,743	22,471	19,172	14,914	51,638	158,213
Total	$48,464	$43,934	$57,154	$34,029	$236,216	$51,638	$471,435

As of December 31, 2022, we have $54.2 million in letter of credit commitments, of which $28.9 million will expire in 2023 and $25.3 million will expire in 2024. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in 2023, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

As discussed in Note 11 “Income Taxes,” included in our Consolidated Balance Sheet at December 31, 2022 is $11.5 million of liabilities for uncertain tax positions, or unrecognized tax benefits. We believe it is reasonably possible that a reduction of up to $5.3 million in unrecognized tax benefits could occur within the next twelve months. However, due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash flows related to these liabilities.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations at December 31, 2022:

	Twelve Months Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Fixed Rate Debt	$9,000	$7,332	$22,269	$2,644	$—	$—	$41,245
Average Interest Rate	2.5%	2.5%	2.5%	2.5%	—	—	2.5%
Variable Rate Debt	$—	$—	$—	$—	$215,000	$—	$215,000

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.7% as of December 31, 2022 and 1.4% as of December 31, 2021.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. and its consolidated subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers–Refer to Notes 2 and 3 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes revenue based on the extent of progress towards completion of the performance obligation. The Company generally uses a cost-to-cost input method to measure progress for its contracts, as it depicts the transfer of assets to the customer that occurs as the Company incurs costs, which include labor, materials, subcontractors’ costs, other direct costs, and an allocation of indirect costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred.

The cost-to-cost input method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenue. Such revisions are frequently based on further estimates and subjective assessments. Variations from estimated project costs could have a significant impact on operating results, depending on project size, and the recoverability of the variation from change orders collected from customers.

Given the judgments necessary to account for the Company’s contracts with customers, specifically the estimates of total costs that will be incurred at contract completion, which are complex and subject to many variables, auditing the corresponding balances and related accounting estimates required extensive audit effort due to the complexity of these estimates, and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to management’s estimates and judgments included within the Company’s estimated total costs at completion, included the following, among others:

●	We tested the operating effectiveness of controls over the recognition of revenue, including those over the determination of estimated costs at completion of the contracts (including the estimated progress toward completion).
●	We evaluated quarter-over-quarter changes in contract profit estimates for a selection of contracts by obtaining explanations from Company’s management regarding the timing and amount of the changes in estimates and corroborating these inquiries by inspecting documents, including management workplans, customer communications, change orders, vendor invoices, and supplier or subcontractor communications.
●	We developed an independent expectation of recorded revenue at certain operating units using analytical procedures and considering relevant current and historical information and compared our expectations to the recorded revenue for the operating unit.
●	For a sample of contracts with customers, we performed the following:
o	Evaluated the reasonableness of management’s estimates of total costs and profit at completion by:
◾	Evaluating management’s estimate of total costs at completion for each selected contract by performing corroborating inquiries with the Company’s project managers and personnel involved with the selected contracts, and comparing the estimates to management’s workplans, suppliers’ contracts, subcontract agreements, third-party invoices from suppliers, historical actual results, and/or engineering specifications.
◾	Evaluating management’s ability to accurately estimate total costs and profits at completion by analyzing the comparison of actual costs and profits or current year estimates to prior year management’s estimates.
◾	Evaluating changes in estimates and obtaining evidence regarding timing and amounts supporting these changes in estimates such as approved change order documents, communications with the customer, subcontract agreements and related amendments, recent actual costs, and other sources.

/s/ Deloitte & Touche LLP

Houston, Texas

February 22, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Comfort Systems USA, Inc. (the Company) for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

February 23, 2022

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,214	$58,776
Billed accounts receivable, less allowance for credit losses of $10,640 and $8,808, respectively	1,024,082	773,716
Unbilled accounts receivable, less allowance for credit losses of $1,011 and $715, respectively	77,030	61,881
Other receivables, less allowance for credit losses of $510 and $503, respectively	38,369	57,491
Inventories	35,309	21,853
Prepaid expenses and other	48,456	23,704
Costs and estimated earnings in excess of billings, less allowance for credit losses of $80 and $84, respectively	27,211	29,900
Total current assets	1,307,671	1,027,321
PROPERTY AND EQUIPMENT, NET	143,949	128,554
LEASE RIGHT-OF-USE ASSET	130,666	124,756
GOODWILL	611,789	592,114
IDENTIFIABLE INTANGIBLE ASSETS, NET	273,901	304,781
DEFERRED TAX ASSETS	115,665	22,905
OTHER NONCURRENT ASSETS	13,837	8,683
Total assets	$2,597,478	$2,209,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9,000	$2,788
Accounts payable	337,385	254,788
Accrued compensation and benefits	127,765	129,971
Billings in excess of costs and estimated earnings	461,781	307,380
Accrued self-insurance	27,644	22,227
Deferred revenue	86,512	13,734
Other current liabilities	120,715	105,666
Total current liabilities	1,170,802	836,554
LONG-TERM DEBT, NET	247,245	385,242
LEASE LIABILITIES	111,744	107,701
DEFERRED TAX LIABILITIES	—	1,745
OTHER LONG-TERM LIABILITIES	67,764	72,206
Total liabilities	1,597,555	1,403,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,362,224 and 5,032,311 shares, respectively	(187,212)	(150,580)
Additional paid-in capital	332,080	327,061
Retained earnings	854,644	628,774
Total stockholders’ equity	999,923	805,666
Total liabilities and stockholders’ equity	$2,597,478	$2,209,114

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
REVENUE	$4,140,364	$3,073,636	$2,856,659
COST OF SERVICES	3,398,756	2,510,429	2,309,676
Gross profit	741,608	563,207	546,983
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	489,344	376,309	357,777
GAIN ON SALE OF ASSETS	(1,585)	(1,540)	(1,445)
Operating income	253,849	188,438	190,651
OTHER INCOME (EXPENSE):
Interest income	46	24	103
Interest expense	(13,352)	(6,196)	(8,385)
Changes in the fair value of contingent earn-out obligations	(4,819)	7,820	9,119
Other	134	188	52
Other income (expense)	(17,991)	1,836	889
INCOME BEFORE INCOME TAXES	235,858	190,274	191,540
PROVISION (BENEFIT) FOR INCOME TAXES	(10,089)	46,926	41,401
NET INCOME	$245,947	$143,348	$150,139

INCOME PER SHARE:
Basic	$6.84	$3.95	$4.11
Diluted	$6.82	$3.93	$4.09

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,932	36,285	36,542
Diluted	36,046	36,450	36,738

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	150,139	150,139
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	113,731	2,811	(667)	—	2,144
Issuance of restricted stock & performance stock	—	—	128,889	3,102	(1,247)	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(27,724)	(1,076)	—	—	(1,076)
Stock-based compensation	—	—	—	—	4,197	—	4,197
Dividends ($0.425 per share)	—	—	—	—	—	(15,499)	(15,499)
Share repurchase	—	—	(684,634)	(30,120)	—	—	(30,120)
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	143,348	143,348
Issuance of Stock:
Issuance of shares for options exercised	—	—	195,724	5,399	235	—	5,634
Issuance of restricted stock & performance stock	—	—	101,360	2,681	(473)	—	2,208
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(31,413)	(2,363)	—	—	(2,363)
Stock-based compensation	—	—	—	—	4,848	—	4,848
Dividends ($0.48 per share)	—	—	—	—	—	(17,384)	(17,384)
Share repurchase	—	—	(362,796)	(27,054)	—	—	(27,054)
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	245,947	245,947
Issuance of Stock:
Issuance of shares for options exercised	—	—	34,187	1,174	(88)	—	1,086
Issuance of restricted stock & performance stock	—	—	113,955	3,657	(113)	—	3,544
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(36,006)	(3,247)	—	—	(3,247)
Stock-based compensation	—	—	—	—	5,220	—	5,220
Dividends ($0.56 per share)	—	—	—	—	—	(20,077)	(20,077)
Share repurchase	—	—	(442,049)	(38,216)	—	—	(38,216)
BALANCE AT DECEMBER 31, 2022	41,123,365	$411	(5,362,224)	$(187,212)	$332,080	$854,644	$999,923

_____________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,947	$143,348	$150,139
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	47,795	40,505	32,698
Depreciation expense	33,552	28,439	27,931
Change in right-of-use assets	21,557	17,592	16,692
Bad debt expense (benefit)	2,670	(1,452)	5,253
Deferred tax provision (benefit)	(94,505)	6,902	(7,953)
Amortization of debt financing costs	786	538	544
Gain on sale of assets	(1,585)	(1,540)	(1,445)
Changes in the fair value of contingent earn-out obligations	4,819	(7,820)	(9,119)
Stock-based compensation	10,532	10,593	6,934
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(223,178)	(58,046)	38,486
Inventories	(13,495)	(5,651)	(1,457)
Prepaid expenses and other current assets	(26,238)	(8,623)	(4,855)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(9,643)	(17,271)	2,706
Other noncurrent assets	(995)	(1,174)	(1,373)
Increase (decrease) in—
Accounts payable and accrued liabilities	165,888	4,004	11,087
Billings in excess of costs and estimated earnings	153,241	44,620	19,434
Other long-term liabilities	(15,617)	(14,813)	808
Net cash provided by operating activities	301,531	180,151	286,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,359)	(22,330)	(24,131)
Proceeds from sales of property and equipment	2,858	3,101	2,270
Cash paid for acquisitions, net of cash acquired	(49,217)	(227,493)	(185,941)
Payments for investments	(2,460)	—	—
Net cash used in investing activities	(97,178)	(246,722)	(207,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	555,000	275,000	268,000
Payments on revolving credit facility	(560,000)	(125,000)	(226,000)
Payments on term loan	(120,000)	(15,000)	(15,000)
Payments on other debt	(12,256)	(15,696)	(46,534)
Payments on finance lease liabilities	(899)	(3,805)	—
Debt financing costs	(2,297)	—	—
Payments of dividends to stockholders	(20,077)	(17,384)	(15,499)
Share repurchase	(38,216)	(27,054)	(30,120)
Shares received in lieu of tax withholding	(3,247)	(2,363)	(1,076)
Proceeds from exercise of options	1,086	5,634	2,144
Deferred acquisition payments	(50)	(400)	(650)
Payments for contingent consideration arrangements	(4,959)	(3,481)	(9,865)
Net cash provided by (used in) financing activities	(205,915)	70,451	(74,600)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,562)	3,880	4,108
CASH AND CASH EQUIVALENTS, beginning of period	58,776	54,896	50,788
CASH AND CASH EQUIVALENTS, end of period	$57,214	$58,776	$54,896

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout the United States. Approximately 48.6% of our consolidated 2022 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 51.4% attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, self-insurance accruals, accounting for income taxes, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2022	2021	2020
Interest	$12,915	$6,052	$7,684
Income taxes, net of refunds	$44,296	$52,204	$51,286

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

Loss rates for our portfolios are based on numerous factors, including our history of credit loss expense by portfolio, the financial strength of our customers and counterparties in each portfolio, the aging of our receivables, our expectation of likelihood of payment, macroeconomic trends in the U.S. and the current and forecasted nonresidential construction market trends in the U.S.

In addition to the loss-rate calculations discussed above, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables (e.g., when we hold concerns about a specific customer going bankrupt and no longer being able to pay the receivables due to us).

Activity in our allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2022				2021
	Service	Construction	Other	Total	Service	Construction	Other	Total
Balance at beginning of year	$3,294	$6,758	$58	$10,110	$4,637	$6,028	$44	$10,709
Bad debt expense (benefit)	2,431	232	7	2,670	(970)	(496)	14	(1,452)
Deductions for uncollectible receivables written off, net of recoveries	(804)	(402)	—	(1,206)	(742)	(244)	—	(986)
Credit allowance of acquired receivables on the acquisition date	324	343	—	667	369	1,470	—	1,839
Balance at end of period	$5,245	$6,931	$65	$12,241	$3,294	$6,758	$58	$10,110

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

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in “Gain on Sale of Assets” in the Consolidated Statements of Operations.

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

Income Taxes

We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in the federal and various state jurisdictions with differing tax rates and rules. In addition, discrete items such as tax law changes, judgments and legal structures, can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, uncertain tax positions, and accounting for losses associated with underperforming operations.

Income taxes are provided for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in prior carryback years and tax planning strategies. Management’s judgment is required in considering the relative weight of negative and positive evidence.

We record uncertain tax positions based on a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the relevant taxing authority.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income taxes, such amounts are accrued and classified as a component in the provision for income taxes in our Consolidated Statements of Operations.

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights related to that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for credit losses. We have a diverse customer base, with our top customer representing 8% of consolidated 2022 revenue.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

We have a $2.5 million investment with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

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

For fixed price agreements, we use the cost-to-cost input method of accounting under which contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications, normally installed shortly after receipt and is a value-added element to our work. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

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

Selling, marketing and estimation costs incurred in relation to selling contracts are expensed as incurred. On rare occasions, we may incur significant expenses related to selling a contract that we only incurred because we sold that contract. If this occurs, we capitalize that cost and amortize it on a completion percentage basis over the life of the contract. We do not currently have any capitalized selling, marketing, or estimation costs in our Consolidated Balance Sheet and did not incur any impairment loss in the current year.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre contract costs are incurred, they are capitalized and amortized over the life of the contract using a cost-to-cost input method to measure progress towards contract completion. We do not currently have any capitalized obtainment or fulfillment costs in our Consolidated Balance Sheet and have not incurred any impairment loss on such costs in the current year.

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

Contracts in progress are as follows (in thousands):

	December 31,
	2022	2021
Costs incurred on contracts in progress	$4,801,264	$3,723,715
Estimated earnings, net of losses	796,260	589,286
Less—Billings to date	(5,953,973)	(4,527,801)
Less—Unbilled accounts receivable	(77,030)	(61,881)
Less—Unbilled accounts receivable credit allowance	(1,011)	(715)
	$(434,490)	$(277,396)

Costs and estimated earnings in excess of billings	$27,211	$29,900
Plus—Costs and estimated earnings in excess of billings credit allowance	80	84
Billings in excess of costs and estimated earnings	(461,781)	(307,380)
	$(434,490)	$(277,396)

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each Balance Sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2022 and 2021 were $193.6 million and $139.5 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2022 and 2021 included $29.8 million and $24.0 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each Balance Sheet date are finalized and paid within the subsequent year.

The cost-to-cost input method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenue. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such conclusion is reached, regardless of the completion percentage of the contract.

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2022.

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

During the years ended December 31, 2022 and December 31, 2021, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Year Ended December 31,
Revenue by Service Provided	2022		2021		2020
Mechanical Services	$3,178,475	76.8%	$2,542,623	82.7%	$2,430,632	85.1%
Electrical Services	961,889	23.2%	531,013	17.3%	426,027	14.9%
Total	$4,140,364	100.0%	$3,073,636	100.0%	$2,856,659	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2022		2021		2020
Industrial	$1,973,252	47.7%	$1,356,688	44.1%	$1,112,075	38.9%
Healthcare	584,023	14.1%	417,901	13.6%	371,105	13.0%
Education	445,638	10.8%	390,251	12.7%	487,922	17.1%
Office Buildings	349,235	8.4%	308,799	10.1%	319,426	11.2%
Retail, Restaurants and Entertainment	311,697	7.5%	213,386	6.9%	239,541	8.4%
Government	255,314	6.2%	174,813	5.7%	163,717	5.7%
Multi-Family and Residential	126,339	3.0%	112,779	3.7%	86,799	3.0%
Other	94,866	2.3%	99,019	3.2%	76,074	2.7%
Total	$4,140,364	100.0%	$3,073,636	100.0%	$2,856,659	100.0%

	Year Ended December 31,
Revenue by Activity Type	2022		2021		2020
New Construction	$2,011,992	48.6%	$1,421,784	46.3%	$1,333,739	46.7%
Existing Building Construction	1,210,512	29.2%	963,461	31.3%	910,807	31.9%
Service Projects	382,155	9.2%	278,582	9.1%	241,402	8.4%
Service Calls, Maintenance and Monitoring	535,705	13.0%	409,809	13.3%	370,711	13.0%
Total	$4,140,364	100.0%	$3,073,636	100.0%	$2,856,659	100.0%

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. It is very unusual for us to have advanced payments with a term of greater than one year; therefore, our contract liabilities are usually all current. Advanced payments from customers related to work not yet started are classified as “Deferred Revenue.” If we have advanced payments with a term greater than one year, the noncurrent portion of advanced payments would be included in “Other Long-term Liabilities” in our Consolidated Balance Sheets. Contract liabilities are not considered to have a significant financing component, as they are used to meet working capital requirements that are generally higher in the early stages of a contract and are intended to protect us from the other party failing to meet its obligations under the contract. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2022		2021
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$29,900	$307,380	$18,622	$226,237
Change due to acquisitions / disposals	2,426	1,160	10,356	36,523
Change related to credit allowance	4	—	(5)	—
Other changes in the period	(5,119)	239,753	927	44,620
Balance at end of period	$27,211	$548,293	$29,900	$307,380

During the years ended December 31, 2022 and 2021, we recognized revenue of $286.5 million and $207.6 million related to our contract liabilities at January 1, 2021 and January 1, 2020, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2022 and 2021.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.06 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our revolving credit facility. The interest rate swap agreements terminated on September 30, 2022.

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps, if any, are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Income Statement in “Interest Expense.” For the years ended December 31, 2022, 2021 and 2020, we recognized a net gain of $0.3 million, a net loss of $0.5 million and a net loss of $0.3 million, respectively, related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,214	$—	$—	$57,214
Life insurance—cash surrender value	$—	$9,315	$—	$9,315
Contingent earn-out obligations	$—	$—	$32,317	$32,317

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,776	$—	$—	$58,776
Life insurance—cash surrender value	$—	$6,643	$—	$6,643
Contingent earn-out obligations	$—	$—	$34,114	$34,114

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. We believe the carrying value of our debt associated with our revolving credit facility approximates its fair value due to the variable rate on such debt. We believe the carrying values of our notes to former owners approximate their fair values due to the relatively short remaining terms on these notes.

We have life insurance policies covering 120 employees with a combined face value of $82.1 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of December 31, 2022, cash flows were discounted using a weighted average cost of capital ranging from 11.0% - 17.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$34,114	$25,979
Issuances	—	19,949
Settlements	(6,616)	(3,994)
Adjustments to fair value	4,819	(7,820)
Balance at end of year	$32,317	$34,114

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are concluded to be other-than-temporarily impaired. No goodwill or other intangible asset impairments were recorded during the years ended December 31, 2022, 2021 and 2020. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis. See Note 6 “Goodwill and Identifiable Intangible Assets, Net” for further discussion.

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

On December 31, 2021, we acquired MEP Holding Co., Inc., and its related subsidiaries (collectively, “MEP Holdings”) for a total purchase price of $57.3 million, which included $45.2 million funded on the closing date, $7.6 million in notes payable to former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, MEP Holdings is a wholly owned subsidiary of the Company and reports as a separate operating location in our electrical services segment. Additionally, on December 31, 2021, we completed an acquisition of a service and controls business in Kentucky with a total purchase price of $20.5 million and a temporary staffing company based in Indiana with a total purchase price of $4.7 million, which are both reported in our mechanical services segment.

On December 1, 2021, we acquired Ivey Mechanical Company, LLC (“Ivey”) headquartered in Kosciusko, Mississippi for a total purchase price of $79.1 million, which included $64.1 million of cash paid on the closing date, a $0.4 million short term payable which was settled in the third quarter of 2022, $8.0 million in notes payable to former owners, plus an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, Ivey is a wholly owned subsidiary of the Company and reports as a separate operating location in our mechanical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2020	$307,448	$156,944	$464,392
Acquisitions and purchase price adjustments (See Note 5)	52,771	74,951	127,722
Impact of segment reorganization	1,101	(1,101)	—
Balance at December 31, 2021	361,320	230,794	592,114
Acquisitions and purchase price adjustments (See Note 5)	2,609	17,066	19,675
Balance at December 31, 2022	$363,929	$247,860	$611,789

The aggregate goodwill balance as of December 31, 2022 and 2021 includes $116.6 million of accumulated impairment charges, all of which relate to the mechanical services segment.

During our annual impairment testing on October 1, 2022, we performed a quantitative assessment where the fair value of each reporting unit was estimated using a discounted cash flow model combined with a market valuation approach. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach for the year ended December 31, 2022. Based on this assessment, we concluded that the fair value of each of the reporting units was greater than its carrying value. A 10% decline in the estimated fair value of each reporting unit due to a change in assumptions would not have resulted in us recording an impairment in 2022.

For the years ended December 31, 2022, 2021 and 2020, no impairment of our goodwill was recorded.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Weighted-Average	December 31, 2022		December 31, 2021
	Remaining Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer Relationships	6.7	$340,721	$(161,049)	$330,572	$(130,098)
Backlog	0.8	3,200	(2,361)	32,300	(20,091)
Trade Names	18.4	121,561	(28,171)	114,795	(22,697)
Total		$465,482	$(191,581)	$477,667	$(172,886)

The amounts attributable to customer relationships and tradenames are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or a straight-line method over periods from one to twenty-five years if the pattern of economic benefit cannot otherwise be reliably estimated. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $47.8 million, $40.5 million and $32.7 million, respectively.

As of December 31, 2022, future amortization expense of identifiable intangible assets was as follows (in thousands):

Year ending December 31—
2023	$36,252
2024	34,063
2025	31,876
2026	31,032
2027	29,050
Thereafter	111,628
Total	$273,901

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2022	2021
Land	—	$6,792	$6,792
Transportation equipment	1 - 7	153,587	132,792
Machinery and equipment	1 - 20	56,357	48,000
Computer and telephone equipment	1 - 10	23,551	23,065
Buildings and leasehold improvements	1 - 40	80,275	74,981
Furniture and fixtures	1 - 17	6,270	6,081
Construction in progress	—	6,717	1,668
		333,549	293,379
Less—Accumulated depreciation		(189,600)	(164,825)
Property and equipment, net		$143,949	$128,554

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $33.6 million, $28.4 million and $27.9 million, respectively.

8. Detail of Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued warranty costs	$9,429	$8,969
Current lease liability	21,151	19,050
Accrued job losses	3,650	8,962
Accrued sales and use tax	5,335	3,861
Liabilities due to former owners	31,510	27,613
Other current liabilities	49,640	37,211
	$120,715	$105,666

9. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2022	2021
Revolving credit facility	$215,000	$220,000
Term loan	—	120,000
Notes to former owners	41,040	47,954
Finance lease liabilities	—	266
Other debt	205	—
Total principal amount	256,245	388,220
Less—unamortized debt issuance costs	—	(190)
Total debt, net of unamortized debt issuance costs	256,245	388,030
Less—current portion	(9,000)	(2,788)
Total long-term portion of debt, net	$247,245	$385,242

At December 31, 2022, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2023	$9,000
2024	7,332
2025	22,269
2026	2,644
2027	215,000
$256,245

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense on notes to former owners	$1,139	$1,052	$1,354
Interest expense on borrowings and unused commitment fees	10,955	3,371	5,319
Interest expense (income) on interest rate swaps	(332)	499	338
Interest expense on finance leases	4	57	—
Letter of credit fees	800	679	830
Amortization of debt financing costs	786	538	544
Total	$13,352	$6,196	$8,385

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity from $562.5 million (of which $450 million was a revolving credit facility) to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2022, we had $215.0 million of outstanding borrowings on the revolving credit facility, $54.2 million in letters of credit outstanding and $580.8 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2022, the book value of these assets was approximately $120.3 million.

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

We were in compliance with all of our financial covenants as of December 31, 2022.

Interest Rates and Fees

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. Under the Base Rate Loan option, the interest rate is determined based on the highest of (a) the Federal Funds Rate (as defined in the Facility) plus 0.50%, (b) the prime lending rate established by Wells Fargo Bank, N.A., and (c) the one-month Adjusted Term SOFR (as defined in the Facility) plus 1.00%. Under the SOFR Loan option, the interest rate is determined based on Adjusted Term SOFR for a one, three, or six-month tenor at our election. Additional margins are then added to these two rates. The additional margins are determined based on our Net Leverage Ratio.

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2022 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	4.83%
Wells Fargo Bank, N.A. Prime Rate	7.50%
One-month SOFR plus 1.00%	5.06%
SOFR Loan Option:
One-month SOFR	4.06%
Three-month SOFR	3.62%
Six-month SOFR	2.89%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.7% as of December 31, 2022 and 1.4% as of December 31, 2021.

Notes to Former Owners

As part of the consideration used to acquire ten companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $41.0 million as of December 31, 2022. At December 31, 2022, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2022	Interest Rates
2023	$9,000	2.5%
2024	7,200	2.5 - 3.0%
2025	22,215	2.3 - 3.0%
2026	2,625	2.5%
Total	$41,040

10. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $19.1 million in 2022, $11.9 million in 2021 and $7.7 million in 2020. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of December 31, 2022 and 2021 was 4.3% and 4.0%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2022, 2021 and 2020 was $46.0 million, $34.2 million and $28.2 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 8.1 years at December 31, 2022 and 8.7 years at December 31, 2021.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the years ended December 31, 2022, 2021 and 2020 was approximately $6.9 million, $4.9 million and $4.2 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	December 31,
	2022	2021
Operating lease right-of-use assets	$130,666	$124,756
Operating lease liabilities:
Other current liabilities	$21,151	$19,050
Long-term operating lease liabilities	111,744	107,701
Total operating lease liabilities	$132,895	$126,751

The maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Year ending December 31—
2023	$26,275
2024	23,743
2025	22,471
2026	19,172
2027	14,914
Thereafter	51,638
Total Lease Payments	158,213
Less—Present Value Discount	(25,318)
Present Value of Operating Lease Liabilities	$132,895

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$26,740	$22,232
Operating lease right-of-use assets obtained in exchange for lease liabilities	$27,467	$47,621

We signed two lease agreements in the fourth quarter of 2022 and one in the first quarter of 2023 that do not commence until 2023 that have combined minimum lease payments of $64 million over the period from 2023 through 2033.

11. Income Taxes

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2022	2021	2020
Current tax provision—
Federal	$58,040	$31,283	$36,556
State	26,376	8,741	12,798
Total current	84,416	40,024	49,354
Deferred tax provision (benefit)—
Federal	(80,130)	6,197	(5,483)
State	(14,375)	705	(2,470)
Total deferred	(94,505)	6,902	(7,953)
Provision (benefit) for income taxes	$(10,089)	$46,926	$41,401

The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 resulted in effective tax rates on continuing operations of (4.3%), 24.7% and 21.6%, respectively. The reasons for the differences between these effective tax rates and the federal statutory rates are as follows (in thousands, except percentages):

	December 31,
	2022	2021	2020
Federal statutory rate of—	21%	21%	21%
Income taxes at the federal statutory rate	$49,530	$39,958	$40,223
Increases (decreases) resulting from—
Net state income taxes	9,376	7,340	8,406
Valuation allowances	(95)	(39)	(254)
Net unrecognized tax benefits	(17,922)	640	18,557
Nondeductible expenses	4,045	2,381	2,470
R&D tax credit	(51,398)	—	(26,133)
179D deduction	(964)	(1,207)	(1,062)
Stock-based compensation deductions	(872)	(2,210)	(426)
Other	(1,789)	63	(380)
Provision (benefit) for income taxes	$(10,089)	$46,926	$41,401

During the third quarter of 2020, the Internal Revenue Service (the “IRS”) completed their examination of our amended federal returns for 2014 and 2015 and issued a Revenue Agent Report (“RAR”) allowing the $8.9 million of refund claims in full. Subsequently, the Joint Committee on Taxation (the “JCT”) reviewed and approved the refund claims. As a result, our provision for income taxes was decreased by $8.3 million due to a reduction in unrecognized tax benefits.

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018 primarily to claim the credit for increasing research activities (the “R&D tax credit”) requesting refunds of $9.8 million, $9.5 million and $11.9 million, respectively. The $31.2 million of refunds requested was offset by an increase in unrecognized tax benefits of $28.8 million due to the uncertainty of the outcome of an IRS examination. Because of the increase in unrecognized tax benefits, the refunds requested for 2016, 2017 and 2018 had no material impact on our effective tax rates in the 2020 and 2021 calendar years.

Following an IRS survey of the previously filed refund claims for the 2016, 2017 and 2018 tax years, the JCT approved such refunds in late January 2022. As a result, our benefit for income taxes in the first quarter of 2022 included a $28.8 million reduction in unrecognized tax benefits plus approximately $1.6 million of net interest income on the refunds.

Our benefit for income taxes in the first quarter of 2022 was further increased by $26.8 million for the expected refunds due to our intention to claim the R&D tax credit for the 2019, 2020 and 2021 tax years. In the third quarter of 2022, we claimed the R&D tax credit on our originally filed 2021 federal return and recognized an additional $1.7 million benefit for the 2019, 2020 and 2021 tax years. Additionally, in February 2023, we filed amended federal returns for 2019 and 2020 requesting refunds primarily from claiming the R&D tax credit.

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

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Deferred tax assets—
Accounts receivable and allowance for credit losses	$2,530	$1,878
Stock-based compensation	3,809	3,392
Accrued liabilities and expenses	34,179	36,255
Lease liabilities	32,048	27,944
Net operating loss carryforwards	5,361	10,379
Intangible assets	9,204	3,851
Research and experimental expenditures	106,002	—
Other	539	758
Subtotal	193,672	84,457
Valuation allowances	(379)	(475)
Total deferred tax assets	193,293	83,982
Deferred tax liabilities—
Property and equipment	(18,882)	(15,534)
Lease right-of-use asset	(32,025)	(27,905)
Long-term contracts	(1,870)	(964)
Goodwill	(23,288)	(17,321)
Other	(1,563)	(1,098)
Total deferred tax liabilities	(77,628)	(62,822)
Net deferred tax assets	$115,665	$21,160

The deferred tax assets and deferred tax liabilities reflected above are included in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets	$115,665	$22,905
Deferred tax liabilities	$—	$1,745

As of December 31, 2022, our deferred tax assets were primarily attributable to research and experimental (“R&E”) expenditures, accrued liabilities and expenses, intangible assets and net operating loss (“NOL”) carryforwards. Beginning in 2022, R&E expenditures must be capitalized and amortized pursuant to the Tax Cuts and Jobs Act (2017). Of the $5.4 million deferred tax asset for NOL carryforwards, $4.8 million is related to $23.1 million of federal NOL carryforwards from the TAS Energy Inc. (“TAS”) acquisition. If not used, such carryforwards will begin to expire in 2032.

Pursuant to Section 382 of the Internal Revenue Code, utilization of our federal NOL carryforwards is subject to annual limitations due to the ownership change in TAS. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

Our management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. The most significant piece of objective evidence evaluated was three years of cumulative pretax income in the federal jurisdiction. Management determined there is sufficient positive evidence to conclude it is more likely than not our deferred tax assets are virtually all realizable.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Balance at beginning of year	$29,452	$28,756	$10,199
Additions based on tax positions related to current year	3,420	207	—
Additions based on tax positions related to prior years	7,427	489	26,858
Reductions for tax positions related to prior years	(13)	—	—
Reductions for settlements with taxing authorities	(28,756)	—	(8,301)
Balance at end of year	$11,530	$29,452	$28,756

As of December 31, 2022, 2021 and 2020, we had $11.5 million, $29.5 million and $28.8 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rates. We also accrued $0.3 million for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2022. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We are subject to taxation in the federal and various state jurisdictions. For the years ended December 31, 2022 and 2020, our unrecognized tax benefits were reduced by $28.8 million and $8.3 million, respectively, due to favorable settlements with the IRS for the 2014 through 2018 tax years. As of December 31, 2022, we remain open to IRS examination for the 2019 tax year forward.

State income tax returns are generally subject to examination for a period of three to four years after filing the returns. However, the state impact of any federal audit adjustments and/or amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2022, we generally remain open to examination by various state taxing authorities for the 2018 tax year forward.

We believe it is reasonably possible that a reduction of up to $5.3 million in unrecognized tax benefits could occur within the next twelve months. Any reductions in our unrecognized tax benefits, due to the future recognition of those tax benefits, would affect our effective tax rates.

12. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $19.8 million in 2022, $16.1 million in 2021 and $16.3 million in 2020. Of these amounts, approximately $0.5 million and $0.6 million were payable to the plans at December 31, 2022 and 2021, respectively.

Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2022 and 2021, we had 12 and 5 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2022, 2021 or 2020. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $3.7 million and $4.0 million recorded as of December 31, 2022 and 2021, respectively.

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

In 2022, we recorded a net gain of $5.1 million related to legal matters that merited changes to our assessments of the related accruals in the ordinary course of our business based on information received in 2022. The largest change resulted from favorable developments related to a dispute with a customer regarding the outcome of a completed project as well as the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The net gain of $5.1 million was recorded primarily as an increase in gross profit in our Consolidated Statements of Operations.

As of December 31, 2022, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Current market conditions for surety markets and bonding capacity are adequate, with acceptable terms and conditions. Historically, approximately 10% to 20% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

Our self-insurance arrangements as of December 31, 2022 were as follows:

Workers’ Compensation—The per-incident deductible for workers’ compensation is $250,000. Losses above $250,000 are determined by statutory rules on a state-by-state basis and are fully covered by excess workers’ compensation insurance.

Employer’s Liability—For employer’s liability, the per-incident deductible is $250,000 and then we have several layers of excess loss insurance policies that cover losses up to $175.0 million in aggregate across this risk area (as well as general liability and auto liability noted below).

General Liability—For general liability, the per-incident deductible is $250,000. We are fully insured for the next $10.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $175.0 million in aggregate across this risk area (as well as employer’s liability noted above and auto liability noted below).

Auto Liability—For auto liability, the per-incident deductible is $250,000. We are fully insured for the next $10.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $175.0 million in aggregate across this risk area (as well as employer’s liability and general liability noted above).

Employee Medical—We have three medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $175.0 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $175.0 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

14. Stockholders’ Equity

Stock Incentive Plans

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2022, there were 1.6 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027. We have outstanding and exercisable stock options under our 2012 Equity Incentive Plan, which was superseded by the 2017 Plan.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of December 31, 2022, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.52 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2022, we repurchased 0.4 million shares for approximately $38.2 million at an average price of $86.45 per share.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2022 and 2021 and less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2020.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common shares outstanding, end of period	35,761	36,091	36,188
Effect of using weighted average common shares outstanding	171	194	354
Shares used in computing earnings per share—basic	35,932	36,285	36,542
Effect of shares issuable under stock option plans based on the treasury stock method	36	89	123
Effect of restricted and contingently issuable shares	78	76	73
Shares used in computing earnings per share—diluted	36,046	36,450	36,738

15. Stock-Based Compensation

Grants of restricted stock and restricted stock units and performance share units have been determined and administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $10.5 million, $10.6 million and $6.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Stock-based compensation expense is recognized using the straight-line method over the vesting period and generally vests over a three-year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock-based compensation arrangements was $2.2 million, $2.2 million and $1.5 million for each of the years ended December 31, 2022, 2021 and 2020.

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

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31, 2022
		Weighted
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	115	$57.74
Granted	69	$90.17
Vested	(75)	$61.68
Forfeited	(5)	$56.77
Unvested at end of year	104	$76.39

Approximately $2.1 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the year ended December 31, 2022 was $4.6 million. The weighted-average fair value per share of restricted stock shares and units awarded during 2022, 2021 and 2020 was $90.17, $76.73 and $39.03, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2022, 2021 and 2020 was $6.6 million, $5.5 million and $2.9 million, respectively.

Performance Stock Units

Under the 2017 Plan, we granted dollar-denominated performance vesting restricted stock units (“PSUs”), which cliff vest at the end of a three-year performance period. The PSUs are subject to two performance measures; 50% of the PSUs are based on the annual performance of our stock price relative to a group of our peers (total shareholder return) and 50% of the PSUs are measured based on meeting or exceeding a pre-determined annual earnings per share target as set by our Board of Directors (EPS). Depending on the Company’s performance in relation to the established performance measures, the awards may vest at zero to a maximum of 2.0 times the dollar-denominated award granted at target. Upon achievement of the necessary performance metrics, the award will be determined in dollars and may be settled in cash or stock based on the market price of the Company’s common stock at the end of the performance period, at our discretion.

Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2022 was $12.2 million. Of this amount, $4.5 million relates to the PSUs granted in 2020 whose performance period ended December 31, 2022. These awards will be settled within the upcoming year either in cash or stock. The expense related to performance stock units for the years ended December 31, 2022, 2021 and 2020 was $5.3 million, $5.7 million and $2.7 million, respectively. At the December 31, 2022 calculated fair market value, approximately $1.4 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.4 years.

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

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. Substantially all of our revenue is generated, and all of our assets are located, in the United States, our country of domicile. The following tables present information about our reportable segments (in thousands):

	Mechanical Services	Electrical Services	Corporate	Consolidated
Total Assets at December 31, 2022	$1,741,135	$790,040	$66,303	$2,597,478
Total Assets at December 31, 2021	$1,452,527	$690,364	$66,223	$2,209,114

	Year Ended December 31, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$3,178,475	$961,889	$—	$4,140,364
Gross Profit	$580,619	$160,989	$—	$741,608
Capital Expenditures	$43,532	$4,101	$726	$48,359

	Year Ended December 31, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,542,623	$531,013	$—	$3,073,636
Gross Profit	$486,346	$76,861	$—	$563,207
Capital Expenditures	$19,408	$2,413	$509	$22,330

	Year Ended December 31, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,430,632	$426,027	$—	$2,856,659
Gross Profit	$513,760	$33,223	$—	$546,983
Capital Expenditures	$22,561	$944	$626	$24,131

17. Subsequent Event

Effective as of February 1, 2023, we acquired all of the issued and outstanding shares of capital stock of Eldeco, Inc. (“Eldeco”), an industrial contractor founded in 1972 and headquartered in South Carolina, which performs electrical design and construction services in the Southeastern region of the United States. We expect this acquisition to initially contribute annualized revenues of approximately $130 million to $140 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comfort Systems USA, Inc. and its consolidated subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company for the year ended December 31, 2022, and our report dated February 22, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

February 22, 2023

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

The other information required by this Item 10 will be furnished on or prior to May 1, 2023 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 will be furnished on or prior to May 1, 2023 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

None.

ITEM 16. Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
4.2	Description of Registrant’s Securities	4.2	2019 Form 10-K
*10.1	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.2	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.3	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
10.4	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.5	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
10.6	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
10.7	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
*10.8	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10-K
10.9	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.10	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 7, 2014	10.1	April 9, 2014 Form 8-K
*10.11	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.12	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.13	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.14	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number

10.15	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
10.16	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.17	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.18	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.19	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.20	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.21	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
*10.22	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.23	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.24	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.25	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
10.26	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
10.27	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.56	2019 Form 10-K
10.28	Agreement and Plan of Merger dated as of March 9, 2020 among Comfort Systems USA, Inc., OSC Acquisition Corp., TAS Energy Inc., and Element Partners II, L.P., as Stockholder Representative	2.1	March 13, 2020 Form 8-K
*10.29	Resignation and General Release Agreement between Comfort Systems USA, Inc. and Terrence Young, dated as of January 18, 2022	10.1	January 19, 2022 Form 8-K
10.30	Third Amended and Restated Credit Agreement dated as of May 25, 2022 by and among Comfort Systems USA, Inc., as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.1	May 27, 2022 Form 8-K/A
*10.31	Form of Restricted Stock Unit Agreement with a Blank Vesting Schedule under the Company’s 2017 Omnibus Incentive Plan	10.2	Second Quarter 2022 Form 10-Q
16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP, dated March 15, 2021	16.1	March 15, 2021 Form 8-K
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Deloitte & Touche LLP		Filed Herewith
23.2	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
101.INS	Inline XBRL Instance Document		Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed Herewith
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 22, 2023
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 22, 2023
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 22, 2023
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 22, 2023
Franklin Myers

/s/ Darcy G. Anderson	Director	February 22, 2023
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 22, 2023
Herman E. Bulls

/s/ Alan P. Krusi	Director	February 22, 2023
Alan P. Krusi

/s/ Pablo G. Mercado	Director	February 22, 2023
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 22, 2023
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 22, 2023
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 22, 2023
Vance W. Tang

/s/ Cindy L. Wallis-Lage	Director	February 22, 2023
Cindy L. Wallis-Lage