Form 10-Q
period 2023-03-31
COMFORT SYSTEMS USA INC
filed 2023-04-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the issuer’s common stock as of April 21, 2023 was 35,767,519 (excluding treasury shares of 5,355,846).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,560	$57,214
Billed accounts receivable, less allowance for credit losses of $9,718 and $10,640, respectively	1,176,378	1,024,082
Unbilled accounts receivable, less allowance for credit losses of $1,031 and $1,011, respectively	81,151	77,030
Other receivables, less allowance for credit losses of $518 and $510, respectively	41,912	38,369
Inventories	37,013	35,309
Prepaid expenses and other	47,190	48,456
Costs and estimated earnings in excess of billings, less allowance for credit losses of $52 and $80, respectively	26,820	27,211
Total current assets	1,459,024	1,307,671
PROPERTY AND EQUIPMENT, NET	155,021	143,949
LEASE RIGHT-OF-USE ASSET	134,755	130,666
GOODWILL	637,434	611,789
IDENTIFIABLE INTANGIBLE ASSETS, NET	296,070	273,901
DEFERRED TAX ASSETS	143,202	115,665
OTHER NONCURRENT ASSETS	13,965	13,837
Total assets	$2,839,471	$2,597,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,468	$9,000
Accounts payable	351,509	337,385
Accrued compensation and benefits	115,606	127,765
Billings in excess of costs and estimated earnings and deferred revenue	717,294	548,293
Accrued self-insurance	23,865	27,644
Other current liabilities	186,917	120,715
Total current liabilities	1,406,659	1,170,802
LONG-TERM DEBT	197,761	247,245
LEASE LIABILITIES	115,018	111,744
OTHER LONG-TERM LIABILITIES	66,543	67,764
Total liabilities	1,785,981	1,597,555
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,371,392 and 5,362,224 shares, respectively	(191,411)	(187,212)
Additional paid-in capital	338,884	332,080
Retained earnings	905,606	854,644
Total stockholders’ equity	1,053,490	999,923
Total liabilities and stockholders’ equity	$2,839,471	$2,597,478

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
REVENUE	$1,174,640	$885,216
COST OF SERVICES	969,235	732,072
Gross profit	205,405	153,144
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	135,032	117,776
GAIN ON SALE OF ASSETS	(512)	(323)
Operating income	70,885	35,691
OTHER INCOME (EXPENSE):
Interest income	1,397	3
Interest expense	(4,076)	(2,129)
Changes in the fair value of contingent earn-out obligations	(2,382)	4,088
Other	1	56
Other income (expense)	(5,060)	2,018
INCOME BEFORE INCOME TAXES	65,825	37,709
PROVISION (BENEFIT) FOR INCOME TAXES	8,609	(49,053)
NET INCOME	$57,216	$86,762

INCOME PER SHARE:
Basic	$1.60	$2.40
Diluted	$1.59	$2.40

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,812	36,076
Diluted	35,907	36,188

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	86,762	86,762
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	38,863	1,232	2,312	—	3,544
Shares received in lieu of tax withholding on vested stock	—	—	(15,348)	(1,399)	—	—	(1,399)
Stock-based compensation	—	—	—	—	2,605	—	2,605
Dividends ($0.13 per share)	—	—	—	—	—	(4,673)	(4,673)
Share repurchase	—	—	(161,614)	(14,097)	—	—	(14,097)
BALANCE AT MARCH 31, 2022	41,123,365	$411	(5,170,410)	$(164,844)	$331,978	$710,863	$878,408

	Three Months Ended
	March 31, 2023
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2022	41,123,365	$411	(5,362,224)	$(187,212)	$332,080	$854,644	$999,923
Net income	—	—	—	—	—	57,216	57,216
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,000	36	(18)	—	18
Issuance of restricted stock & performance stock	—	—	31,960	1,131	3,384	—	4,515
Shares received in lieu of tax withholding on vested stock	—	—	(12,728)	(1,798)	—	—	(1,798)
Stock-based compensation	—	—	—	—	3,438	—	3,438
Dividends ($0.175 per share)	—	—	—	—	—	(6,254)	(6,254)
Share repurchase	—	—	(29,400)	(3,568)	—	—	(3,568)
BALANCE AT MARCH 31, 2023	41,123,365	$411	(5,371,392)	$(191,411)	$338,884	$905,606	$1,053,490

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,216	$86,762
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	10,331	12,791
Depreciation expense	9,187	8,046
Change in right-of-use assets	5,357	4,734
Bad debt expense	946	25
Deferred tax provision (benefit)	(27,537)	2,328
Amortization of debt financing costs	169	133
Gain on sale of assets	(512)	(323)
Changes in the fair value of contingent earn-out obligations	2,382	(4,088)
Stock-based compensation	6,141	3,996
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(125,937)	(52,701)
Inventories	(1,386)	(3,104)
Prepaid expenses and other current assets	(911)	(2,803)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(2,281)	2,562
Other noncurrent assets	(298)	181
Increase (decrease) in—
Accounts payable and accrued liabilities	28,652	3,544
Billings in excess of costs and estimated earnings and deferred revenue	159,140	7,401
Other long-term liabilities	6,250	(5,755)
Net cash provided by operating activities	126,909	63,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,520)	(9,192)
Proceeds from sales of property and equipment	622	1,056
Cash paid for acquisitions, net of cash acquired	(53,047)	3
Payments for investments	—	(1,236)
Net cash used in investing activities	(68,945)	(9,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	85,000	50,000
Payments on revolving credit facility	(140,000)	(10,000)
Payments on term loan	—	(7,500)
Payments on other debt	(16)	(7,797)
Payments on finance lease liabilities	—	(253)
Payments of dividends to stockholders	(6,254)	(4,673)
Share repurchase	(3,568)	(14,097)
Shares received in lieu of tax withholding	(1,798)	(1,399)
Proceeds from exercise of options	18	—
Deferred acquisition payments	—	(50)
Payments for contingent consideration arrangements	—	(1,752)
Net cash provided by (used in) financing activities	(66,618)	2,479
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,654)	56,839
CASH AND CASH EQUIVALENTS, beginning of period	57,214	58,776
CASH AND CASH EQUIVALENTS, end of period	$48,560	$115,615

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2022 (the “Form 10-K”).

The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the SEC. Accordingly, these financial statements do not include all the footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Form 10-K. We believe all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The effects of the reclassifications were not material to the consolidated financial statements.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires an acquirer to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods within that year. We adopted this standard on January 1, 2023, and the impact was not material on our consolidated financial statements.

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

Following an Internal Revenue Service survey of previously filed refund claims for the 2016, 2017 and 2018 tax years, the Joint Committee on Taxation approved such refunds in late January 2022. As a result, our benefit for income taxes in the first quarter of 2022 included a $28.8 million reduction in unrecognized tax benefits plus approximately $1.6 million of net interest income on the refunds.

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

The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income over $1 billion, which is effective for tax years beginning after December 31, 2022, and a 1% excise tax on net corporate stock repurchases after December 31, 2022. The impact of the excise tax is recorded in “Treasury Stock” within our Consolidated Balance Sheet. We currently believe these provisions will be immaterial to our overall financial results, financial position and cash flows.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Unbilled Accounts Receivable

Unbilled Accounts Receivable are amounts due to us that we have earned under a contract where our right to payment is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of the consideration is due.

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

In the first three months of 2023 and 2022, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2023 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 11 “Segment Information” for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and service provided, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2023		2022
Mechanical Services	$918,615	78.2%	$682,511	77.1%
Electrical Services	256,025	21.8%	202,705	22.9%
Total	$1,174,640	100.0%	$885,216	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2023		2022
Manufacturing	$366,356	31.2%	$314,729	35.5%
Technology	226,249	19.3%	95,455	10.8%
Healthcare	159,815	13.5%	134,795	15.2%
Education	110,253	9.4%	89,446	10.1%
Office Buildings	98,195	8.4%	75,115	8.5%
Retail, Restaurants and Entertainment	76,194	6.5%	65,582	7.4%
Government	64,415	5.5%	57,465	6.5%
Multi-Family and Residential	45,007	3.8%	24,442	2.8%
Other	28,156	2.4%	28,187	3.2%
Total	$1,174,640	100.0%	$885,216	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2023		2022
New Construction	$627,952	53.5%	$429,418	48.5%
Existing Building Construction	309,483	26.3%	259,285	29.3%
Service Projects	103,105	8.8%	76,252	8.6%
Service Calls, Maintenance and Monitoring	134,100	11.4%	120,261	13.6%
Total	$1,174,640	100.0%	$885,216	100.0%

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from sales under long term contracts when the cost-to-cost method of revenue recognition is used, revenue recognized exceeds the amount billed to the customer and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are not considered to have a significant financing component, as they are intended to protect the customer in the event that we do not perform our obligations under the contract. Contract assets are generally classified as current, as it is very unusual for us to have contract assets with a term of greater than one year.

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$26,820	$27,211
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$717,294	$548,293

In the first three months of 2023 and 2022, we recognized revenue of $341.9 million and $220.6 million related to our contract liabilities at January 1, 2023 and January 1, 2022, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2023 and 2022.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.44 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our revolving credit facility. The interest rate swap agreements terminated on September 30, 2022.

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps, if any, are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Income Statement in “Interest Expense.” For the three months ended March 31, 2022, we recognized a net loss of $0.1 million related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

entity to develop its own assumptions.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$48,560	$—	$—	$48,560
Life insurance—cash surrender value	$—	$7,136	$—	$7,136
Contingent earn-out obligations	$—	$—	$38,148	$38,148

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,214	$—	$—	$57,214
Life insurance—cash surrender value	$—	$9,315	$—	$9,315
Contingent earn-out obligations	$—	$—	$32,317	$32,317

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

We have life insurance policies covering 119 employees with a combined face value of $81.5 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of March 31, 2023, cash flows were discounted using a weighted average cost of capital ranging from 11.0% - 17.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
Balance at beginning of period	$32,317	$34,114
Issuances	3,449	—
Settlements	—	(6,616)
Adjustments to fair value	2,382	4,819
Balance at end of period	$38,148	$32,317

5. Acquisitions

On February 1, 2023, we acquired all of the issued and outstanding shares of capital stock of Eldeco, Inc. (“Eldeco”), headquartered in South Carolina, for a total preliminary purchase price of $73.9 million, which included $60.8 million of cash paid on the closing date, $8.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Eldeco performs electrical design and construction services in the Southeastern region of the United States. As a result of the acquisition, Eldeco is a wholly owned subsidiary of the Company reported in our electrical services segment.

On April 1, 2022, we acquired Atlantic Electric, LLC and its related subsidiary (“Atlantic”), headquartered in Charleston, South Carolina, and with operations in South Carolina and Western North Carolina, for a total purchase price of $48.1 million, which included $34.1 million of cash paid on the closing date, $5.3 million in notes payable to former owners and a working capital adjustment. Atlantic performs electrical contracting for customers in various South Carolina markets, as well as installation of airport runway lighting in the Southeast. As a result of the acquisition, Atlantic is a wholly owned subsidiary of the Company reported in our electrical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2021	$361,320	$230,794	$592,114
Acquisitions and purchase price adjustments (See Note 5)	2,609	17,066	19,675
Balance at December 31, 2022	363,929	247,860	611,789
Acquisitions and purchase price adjustments (See Note 5)	—	25,645	25,645
Balance at March 31, 2023	$363,929	$273,505	$637,434

Identifiable Intangible Assets, Net

At March 31, 2023, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2023 (remainder of the year)	$32,256
2024	37,006
2025	34,525
2026	33,681
2027	31,699
Thereafter	126,903
Total	$296,070

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Revolving credit facility	$160,000	$215,000
Notes to former owners	49,040	41,040
Other debt	189	205
Total debt	209,229	256,245
Less—current portion	(11,468)	(9,000)
Total long-term portion of debt	$197,761	$247,245

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million, and the previous term loan has been eliminated. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of March 31, 2023, we had $160.0 million of outstanding borrowings on the revolving credit facility, $51.9 million in letters of credit outstanding and $638.1 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates:

	Net Leverage Ratio
	Less than 1.00	1.00 to less than 1.75	1.75 to less than 2.50	2.50 to less than 3.00	3.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.00%	0.25%	0.50%	0.75%	1.00%
SOFR Loan Option	1.00%	1.25%	1.50%	1.75%	2.00%

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 6.2% as of March 31, 2023 and 5.7% as of December 31, 2022.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2023.

Notes to Former Owners

As part of the consideration used to acquire eleven companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $49.0 million as of March 31, 2023. At March 31, 2023, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2023	Interest Rates
2023	$11,400	2.5 - 3.0%
2024	4,800	2.5%
2025	22,215	2.25 - 3.0%
2026	10,625	2.5 - 3.75%
Total	$49,040

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $10.2 million and $4.1 million in the first three months of 2023 and 2022, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of March 31, 2023 and December 31, 2022 was 4.5% and 4.3%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2023 and 2022 was $17.3 million and $10.4 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 7.9 years at March 31, 2023 and 8.1 years at December 31, 2022.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended March 31, 2023 and 2022 was approximately $2.0 million and $1.7 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$134,755	$130,666
Operating lease liabilities:
Other current liabilities	$21,487	$21,151
Long-term operating lease liabilities	115,018	111,744
Total operating lease liabilities	$136,505	$132,895

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2023 (excluding the three months ended March 31, 2023)	$20,511
2024	25,536
2025	24,269
2026	20,734
2027	16,543
Thereafter	55,679
Total Lease Payments	163,272
Less—Present Value Discount	(26,767)
Present Value of Operating Lease Liabilities	$136,505

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$7,024	$6,314
Operating lease right-of-use assets obtained in exchange for lease liabilities	$9,446	$4,914

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

During the first quarter of 2023, we recorded a pre-tax gain of $6.8 million from legal developments and settlements that primarily relate to disputes with customers regarding the outcome of completed projects as well as an obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The pre-tax gain of $6.8 million has been recorded as an increase in gross profit of $6.6 million, a reduction in SG&A of $0.7 million, an increase in interest income of $1.3 million and an increase in the change in fair value of contingent earn-out obligations expense of $1.8 million in our Consolidated Statements of Operations.

As of March 31, 2023, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2023 and 2022, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Common shares outstanding, end of period	35,752	35,953
Effect of using weighted average common shares outstanding	60	123
Shares used in computing earnings per share—basic	35,812	36,076
Effect of shares issuable under stock option plans based on the treasury stock method	26	43
Effect of restricted and contingently issuable shares	69	69
Shares used in computing earnings per share—diluted	35,907	36,188

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of March 31, 2023, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.80 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2023, we repurchased less than 0.1 million shares for approximately $3.6 million at an average price of $121.36 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Three Months Ended March 31, 2023
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$918,615	$256,025	$—	$1,174,640
Gross Profit	$164,067	$41,338	$—	$205,405

	Three Months Ended March 31, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$682,511	$202,705	$—	$885,216
Gross Profit	$126,728	$26,416	$—	$153,144

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of applicable securities laws and regulations. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

Introduction and Overview

We are a national provider of comprehensive mechanical and electrical installation, renovation, maintenance, repair and replacement services within the mechanical and electrical services industries. We operate primarily in the commercial, industrial and institutional markets and perform most of our work in manufacturing, healthcare, education, office, technology, retail and government facilities. We operate our business in two business segments: mechanical and electrical.

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

Approximately 88.6% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of March 31, 2023, we had 9,171 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $1,100,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $8.2 billion of aggregate contract value as of March 31, 2023, or approximately 84% of a total contract value for all projects in progress, totaling $9.7 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of March 31, 2023, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	8,324	$1,566.0
$2 million - $10 million	621	2,718.2
$10 million - $20 million	116	1,678.4
$20 million - $40 million	85	2,433.3
Greater than $40 million	25	1,352.2
Total	9,171	$9,748.1

In addition to project work, approximately 11.4% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of March 31, 2023, we had $638.1 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-four calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2023, to the items that we disclosed as our "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates”.

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue	$1,174,640	100.0%	$885,216	100.0%
Cost of services	969,235	82.5%	732,072	82.7%
Gross profit	205,405	17.5%	153,144	17.3%
Selling, general and administrative expenses	135,032	11.5%	117,776	13.3%
Gain on sale of assets	(512)	—	(323)	—
Operating income	70,885	6.0%	35,691	4.0%
Interest income	1,397	0.1%	3	—
Interest expense	(4,076)	(0.3)%	(2,129)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(2,382)	(0.2)%	4,088	0.5%
Other income (expense)	1	—	56	—
Income before income taxes	65,825	5.6%	37,709	4.3%
Provision (benefit) for income taxes	8,609		(49,053)
Net income	$57,216	4.9%	$86,762	9.8%

We had 42 operating locations as of December 31, 2022. In the first quarter of 2023, we completed the acquisition of Eldeco, Inc. (“Eldeco”), which reports as a separate operating location. We had 43 operating locations as of March 31, 2023. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2023 to 2022, as described below, excludes Eldeco, which was acquired on February 1, 2023, and Atlantic Electric, LLC (“Atlantic”), which was acquired on April 1, 2022. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the first quarter of 2023 increased $289.4 million, or 32.7%, to $1.17 billion compared to the same period in 2022. The increase included a 30.0% increase in revenue related to same-store activity and a 2.7% increase related to the Eldeco and Atlantic acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog, as well as the impact of inflation on our cost of goods sold that was passed on to our customers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
Revenue:
Mechanical Services	$918,615	78.2%	$682,511	77.1%
Electrical Services	256,025	21.8%	202,705	22.9%
Total	$1,174,640	100.0%	$885,216	100.0%

Revenue for our mechanical services segment increased $236.1 million, or 34.6%, to $918.6 million for the first quarter of 2023 compared to the same period in 2022. The increase was broad-based and included an increase in activity in the technology sector at one of our Texas operations ($84.4 million) and our North Carolina operation ($31.8 million), in the manufacturing sector at our Indiana operation ($24.4 million), in the healthcare sector at our Mississippi operation ($14.5 million) and in the multi-family and residential sector at our Colorado operation ($13.8 million).

Revenue for our electrical services segment increased $53.3 million, or 26.3%, to $256.0 million for the first quarter of 2023 compared to the same period in 2022. The increase primarily resulted from the acquisitions of Eldeco ($17.6 million) and Atlantic ($6.7 million), as well as an increase in activity in the manufacturing sector at our Texas electrical operation ($20.7 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	March 31,		December 31,		March 31,
	2023		2022		2022
Backlog:
Mechanical Services	$3,423,767	77.0%	$3,299,630	81.2%	$2,055,866	75.2%
Electrical Services	1,021,177	23.0%	764,113	18.8%	677,110	24.8%
Total	$4,444,944	100.0%	$4,063,743	100.0%	$2,732,976	100.0%

Backlog as of March 31, 2023 was $4.44 billion, a 9.4% increase from December 31, 2022 backlog of $4.06 billion, and a 62.6% increase from March 31, 2022 backlog of $2.73 billion. The sequential backlog included the acquisition of Eldeco ($80.2 million), as well as a same-store increase of $301.0 million, or 7.4%. Same-store sequential backlog growth was broad-based, including increased project bookings at our Texas electrical operation ($89.6 million), one of our Virginia operations ($74.8 million), our Tennessee electrical operation ($39.9 million), our Indiana operation ($30.9 million), and our Kentucky electrical operation ($28.5 million). The sequential backlog increase was partially offset by completion of project work at one of our Texas operations ($30.1 million). The year-over-year backlog increase included the acquisitions of Eldeco ($80.2 million) and Atlantic ($44.1 million), as well as a same-store increase of $1.59 billion, or 58.1%. Same-store year-over-year backlog growth was broad-based, including increased project bookings at one of our Texas operations ($647.5 million), our North Carolina operation ($388.6 million), our Indiana operation ($138.1 million), our Texas electrical operation ($86.6 million), and our Kentucky electrical operation ($77.6 million).

Gross Profit—Gross profit increased $52.3 million, or 34.1%, to $205.4 million for the first quarter of 2023 as compared to the same period in 2022. The increase included a 1.1% increase related to the Eldeco and Atlantic acquisitions, as well as a 33.0% increase in same-store activity. The same-store increase in gross profit was broad-based and was primarily driven by higher revenues in the current year, including increased volumes at one of our Texas operations ($13.9 million). Additionally, we achieved improvements in project execution at our Indiana operation ($7.3 million) and our Mississippi operation ($5.5 million). Furthermore, we recorded an increase of $6.6 million in gross profit related to positive developments on legal matters in the first quarter of 2023. The gross profit increases at our Texas and Indiana operations included the majority of the $6.6 million in benefits for legal matters in the first quarter of 2023. As a percentage of revenue, gross profit for the first quarter increased from 17.3% in 2022 to 17.5% in 2023.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $17.3 million, or 14.7%, to $135.0 million for the first quarter of 2023 as compared to 2022. On a same-store basis, excluding amortization expense, SG&A increased $14.0 million, or 12.8%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs largely attributable to increased headcount ($14.5 million). This increase was partially offset by a decrease in consulting fees and other expenses of $4.0 million as compared to the prior year, related to the credit for increasing research activities (the “R&D tax credit”) for prior tax years. Amortization expense increased $0.5 million during the period, primarily as a result of the Eldeco and Atlantic acquisitions. As a percentage of revenue, SG&A for the first quarter decreased from 13.3% in 2022 to 11.5% in 2023.

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

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
SG&A	$135,032	$117,776
Less: SG&A from companies acquired	(2,822)	—
Less: Amortization expense	(9,295)	(8,838)
Same-store SG&A, excluding amortization expense	$122,915	$108,938

Interest Income—Interest income increased $1.4 million, or 100.0%, to $1.4 million for the first quarter of 2023 as compared to the same period in 2022. The increase in interest income for the first quarter of 2023 is due primarily to interest awarded to us related to a dispute with a customer.

Interest Expense—Interest expense increased $1.9 million, or 91.5%, to $4.1 million for the first quarter of 2023 as compared to the same period in 2022. The increase in interest expense for the first quarter of 2023 is due to an increase in our average interest rate on our outstanding borrowings in 2023 compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the first quarter of 2023 increased $6.5 million as compared to the same period in 2022. These changes in value were primarily the result of higher earn-out expenses associated with our electrical operations in Texas and Kentucky, driven by strong earnings in the current year and strong market conditions. The increase in expense was also impacted by earn-out gains in the prior year period that did not recur in 2023.

Provision (Benefit) for Income Taxes—Our provision for income taxes for the three months ended March 31, 2023 was $8.6 million with an effective tax rate of 13.1% as compared to a benefit for income taxes of $49.1 million with a negative effective tax rate of 130.1% for the same period in 2022. The effective tax rate for 2023 was lower than the 21% federal statutory rate primarily due to the current year R&D tax credit (9.7%) and an increase in the R&D tax credit for the 2022 tax year (5.1%). These R&D tax credit benefits were partially offset by net state income taxes (4.3%) and nondeductible expenses, including nondeductible expenses related to the TAS Energy Inc. (“TAS”) acquisition (2.6%). The effective tax rate for 2022 was significantly lower than the 21% federal statutory rate primarily due to a reduction in unrecognized tax benefits from settlement with the Internal Revenue Service for the 2016, 2017 and 2018 tax years (80.5%), our claiming the R&D tax credit for the 2019, 2020 and 2021 tax years (71.3%) and inclusion of the R&D tax credit for 2022 (4.5%). These benefits were partially offset by net state income taxes (4.3%) and nondeductible expenses, including nondeductible expenses related to TAS (1.3%).

If Congress were to restore immediate deductibility of research and experimental (“R&E”) expenditures and rescind conforming amendments made to the R&D tax credit, in the period in which such restoration and rescission occurred we would lose the benefit of the increase in the R&D tax credit and our provision for income taxes would increase by $4.7 million, of which $3.4 million relates to 2022.

Outlook

We experienced strong ongoing demand in the first quarter of 2023, and we believe that we have largely recovered from negative impacts to industry demand in our business due to the business disruption caused by COVID-19. We continue to experience increased labor costs, and we also are experiencing supply constraints and cost increases, reduced availability, and delays in delivery of various materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are working to order materials earlier than usual and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges.

We have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges. Considering all these factors, we currently anticipate solid earnings and cash flow in 2023. We continue to prepare for a wide range of challenges and economic circumstances, including a potential recession; however, despite challenges, we currently expect supportive conditions for our industry are likely to continue in 2023.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Cash provided by (used in):
Operating activities	$126,909	$63,729
Investing activities	(68,945)	(9,369)
Financing activities	(66,618)	2,479
Net increase (decrease) in cash and cash equivalents	$(8,654)	$56,839
Free cash flow:
Cash provided by operating activities	$126,909	$63,729
Purchases of property and equipment	(16,520)	(9,192)
Proceeds from sales of property and equipment	622	1,056
Free cash flow	$111,011	$55,593

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

Cash provided by operating activities was $126.9 million during the first three months of 2023 compared with $63.7 million during the same period in 2022. The $63.2 million increase in cash provided was primarily driven by a $151.7 million benefit from higher billings in excess of costs and deferred revenue, including the impact of large advance payments received in 2023 and higher pre-tax income. The benefit from these advance payments received in 2023 will reverse when project costs are incurred, except to the extent that additional advanced payments are received. This benefit was partially offset by a $73.2 million change in receivables, net driven by the increase in revenue compared to the prior year and $33.3 million of tax refunds received in the first quarter of 2022. We expect our 2023 operating cash flows will be negatively impacted by the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017). Assuming no action is taken by Congress to restore immediate deductibility of R&E expenditures, we estimate additional tax payments will reduce our cash flow during the last nine months of 2023 by approximately $120 million to $140 million.

Cash Used in Investing Activities—During the first three months of 2023, cash used in investing activities was $68.9 million compared to $9.4 million during the same period in 2022. The $59.5 million increase in cash used primarily relates to a $53.1 million increase in cash paid for acquisitions in the current year.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $66.6 million for the first three months of 2023 compared to cash provided by financing activities of $2.5 million during the same period in 2022. The $69.1 million increase in cash used is primarily due to a $95.0 million increase in net payments on our revolving credit facility, which was driven by an increase in cash provided by operating activities in the current year. This increase was partially offset by a reduction of $10.5 million in share repurchases in the current year compared to the first three months of 2022.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of March 31, 2023, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.80 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2023, we repurchased less than 0.1 million shares for approximately $3.6 million at an average price of $121.36 per share.

Debt

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million, and the previous term loan has been eliminated. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of March 31, 2023, we had $160.0 million of outstanding borrowings on the revolving credit facility, $51.9 million in letters of credit outstanding and $638.1 million of credit available.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2023.

Notes to Former Owners

As part of the consideration used to acquire eleven companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $49.0 million as of March 31, 2023. At March 31, 2023, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2023	Interest Rates
2023	$11,400	2.5 - 3.0%
2024	4,800	2.5%
2025	22,215	2.25 - 3.0%
2026	10,625	2.5 - 3.75%
Total	$49,040

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

As of March 31, 2023, we have $51.9 million in letter of credit commitments, of which $25.9 million will expire in 2023 and $26.0 million will expire in 2024. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

We have exposure to changes in interest rates under our revolving credit facility. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 6.2% as of March 31, 2023 and 5.7% as of December 31, 2022. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2023, we recorded a pre-tax gain of $6.8 million from legal developments and settlements that primarily relate to disputes with customers regarding the outcome of completed projects as well as an obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The pre-tax gain of $6.8 million has been recorded as an increase in gross profit of $6.6 million, a reduction in SG&A of $0.7 million, an increase in interest income of $1.3 million and an increase in the change in fair value of contingent earn-out obligations expense of $1.8 million in our Consolidated Statements of Operations.

As of March 31, 2023, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of March 31, 2023, we have repurchased a cumulative total of 10.1 million shares at an average price of $24.80 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2023, we repurchased less than 0.1 million shares for approximately $3.6 million at an average price of $121.36 per share.

During the quarter ended March 31, 2023, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	17,100	$116.89	10,133,946	810,179
February 1 - February 28	8,500	$122.13	10,142,446	801,679
March 1 - March 31	3,800	$139.69	10,146,246	797,879
	29,400	$121.36	10,146,246	797,879

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.9 million shares have been approved for repurchase.

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
10.1*	Form of Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2023 Form 10-Q
10.2*	Form of Dollar-denominated Performance Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2023 Form 10-Q
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

April 26, 2023	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 26, 2023	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 26, 2023	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer