Form 10-Q
period 2023-06-30
COMFORT SYSTEMS USA INC
filed 2023-07-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the issuer’s common stock as of July 21, 2023 was 35,769,739 (excluding treasury shares of 5,353,626).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,007	$57,214
Billed accounts receivable, less allowance for credit losses of $9,972 and $10,640, respectively	1,177,550	1,024,082
Unbilled accounts receivable, less allowance for credit losses of $1,103 and $1,011, respectively	82,401	77,030
Other receivables, less allowance for credit losses of $518 and $510, respectively	59,710	38,369
Inventories	41,619	35,309
Prepaid expenses and other	50,482	48,456
Costs and estimated earnings in excess of billings, less allowance for credit losses of $80 and $80, respectively	28,554	27,211
Total current assets	1,500,323	1,307,671
PROPERTY AND EQUIPMENT, NET	170,089	143,949
LEASE RIGHT-OF-USE ASSET	135,532	130,666
GOODWILL	637,487	611,789
IDENTIFIABLE INTANGIBLE ASSETS, NET	285,057	273,901
DEFERRED TAX ASSETS	170,965	115,665
OTHER NONCURRENT ASSETS	15,664	13,837
Total assets	$2,915,117	$2,597,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,334	$9,000
Accounts payable	396,181	337,385
Accrued compensation and benefits	141,626	127,765
Billings in excess of costs and estimated earnings and deferred revenue	696,371	548,293
Accrued self-insurance	25,764	27,644
Other current liabilities	208,200	120,715
Total current liabilities	1,481,476	1,170,802
LONG-TERM DEBT	133,945	247,245
LEASE LIABILITIES	115,302	111,744
OTHER LONG-TERM LIABILITIES	72,930	67,764
Total liabilities	1,803,653	1,597,555
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,353,626 and 5,362,224 shares, respectively	(195,290)	(187,212)
Additional paid-in capital	338,413	332,080
Retained earnings	967,930	854,644
Total stockholders’ equity	1,111,464	999,923
Total liabilities and stockholders’ equity	$2,915,117	$2,597,478

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE	$1,296,430	$1,017,948	$2,471,070	$1,903,164
COST OF SERVICES	1,068,510	842,956	2,037,745	1,575,028
Gross profit	227,920	174,992	433,325	328,136
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	136,430	118,724	271,462	236,500
GAIN ON SALE OF ASSETS	(592)	(383)	(1,104)	(706)
Operating income	92,082	56,651	162,967	92,342
OTHER INCOME (EXPENSE):
Interest income	92	6	1,489	9
Interest expense	(3,918)	(3,026)	(7,994)	(5,155)
Changes in the fair value of contingent earn-out obligations	(3,098)	(115)	(5,480)	3,973
Other	44	(1)	45	55
Other income (expense)	(6,880)	(3,136)	(11,940)	(1,118)
INCOME BEFORE INCOME TAXES	85,202	53,515	151,027	91,224
PROVISION (BENEFIT) FOR INCOME TAXES	15,726	11,269	24,335	(37,784)
NET INCOME	$69,476	$42,246	$126,692	$129,008

INCOME PER SHARE:
Basic	$1.94	$1.17	$3.54	$3.58
Diluted	$1.93	$1.17	$3.53	$3.57

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,822	35,970	35,817	36,022
Diluted	35,906	36,073	35,907	36,130

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Six Months Ended
	June 30, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	86,762	86,762
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	38,863	1,232	2,312	—	3,544
Shares received in lieu of tax withholding on vested stock	—	—	(15,348)	(1,399)	—	—	(1,399)
Stock-based compensation	—	—	—	—	2,605	—	2,605
Dividends ($0.13 per share)	—	—	—	—	—	(4,673)	(4,673)
Share repurchase	—	—	(161,614)	(14,097)	—	—	(14,097)
BALANCE AT MARCH 31, 2022	41,123,365	411	(5,170,410)	(164,844)	331,978	710,863	878,408
Net income	—	—	—	—	—	42,246	42,246
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	75,092	2,425	(2,425)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(20,658)	(1,848)	—	—	(1,848)
Stock-based compensation	—	—	—	—	1,822	—	1,822
Dividends ($0.14 per share)	—	—	—	—	—	(5,026)	(5,026)
Share repurchase	—	—	(226,689)	(18,757)	—	—	(18,757)
BALANCE AT JUNE 30, 2022	41,123,365	$411	(5,342,665)	$(183,024)	$331,375	$748,083	$896,845

	Six Months Ended
	June 30, 2023
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2022	41,123,365	$411	(5,362,224)	$(187,212)	$332,080	$854,644	$999,923
Net income	—	—	—	—	—	57,216	57,216
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,000	36	(18)	—	18
Issuance of restricted stock & performance stock	—	—	31,960	1,131	3,384	—	4,515
Shares received in lieu of tax withholding on vested stock	—	—	(12,728)	(1,798)	—	—	(1,798)
Stock-based compensation	—	—	—	—	3,438	—	3,438
Dividends ($0.175 per share)	—	—	—	—	—	(6,254)	(6,254)
Share repurchase	—	—	(29,400)	(3,568)	—	—	(3,568)
BALANCE AT MARCH 31, 2023	41,123,365	411	(5,371,392)	(191,411)	338,884	905,606	1,053,490
Net income	—	—	—	—	—	69,476	69,476
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	61,505	2,220	(2,220)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(19,739)	(2,891)	—	—	(2,891)
Stock-based compensation	—	—	—	—	1,749	—	1,749
Dividends ($0.20 per share)	—	—	—	—	—	(7,152)	(7,152)
Share repurchase	—	—	(24,000)	(3,208)	—	—	(3,208)
BALANCE AT JUNE 30, 2023	41,123,365	$411	(5,353,626)	$(195,290)	$338,413	$967,930	$1,111,464

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,692	$129,008
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	21,344	25,158
Depreciation expense	18,260	16,295
Change in right-of-use assets	10,884	10,444
Bad debt expense	2,027	1,116
Deferred tax provision (benefit)	(55,300)	6,311
Amortization of debt financing costs	340	441
Gain on sale of assets	(1,104)	(706)
Changes in the fair value of contingent earn-out obligations	5,480	(3,973)
Stock-based compensation	8,248	6,430
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(147,726)	(179,871)
Inventories	(5,992)	(9,432)
Prepaid expenses and other current assets	(3,423)	839
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(5,165)	(1,184)
Other noncurrent assets	(988)	23
Increase (decrease) in—
Accounts payable and accrued liabilities	134,296	42,557
Billings in excess of costs and estimated earnings and deferred revenue	138,217	73,243
Other long-term liabilities	6,229	(8,407)
Net cash provided by operating activities	252,319	108,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41,130)	(20,215)
Proceeds from sales of property and equipment	2,086	1,559
Cash paid for acquisitions, net of cash acquired	(53,404)	(39,373)
Payments for investments	(1,180)	(1,236)
Net cash used in investing activities	(93,628)	(59,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	245,000	485,000
Payments on revolving credit facility	(360,000)	(345,000)
Payments on term loan	—	(120,000)
Payments on other debt	(1,966)	(7,821)
Payments on finance lease liabilities	—	(899)
Debt financing costs	—	(2,297)
Payments of dividends to stockholders	(13,406)	(9,699)
Share repurchase	(6,776)	(32,854)
Shares received in lieu of tax withholding	(4,689)	(3,247)
Proceeds from exercise of options	18	—
Deferred acquisition payments	—	(50)
Payments for contingent consideration arrangements	(14,079)	(1,807)
Net cash used in financing activities	(155,898)	(38,674)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,793	10,353
CASH AND CASH EQUIVALENTS, beginning of period	57,214	58,776
CASH AND CASH EQUIVALENTS, end of period	$60,007	$69,129

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income over $1 billion, which is effective for tax years beginning after December 31, 2022, and a 1% excise tax on net corporate stock repurchases after December 31, 2022. The impact of the excise tax is recorded in “Treasury Stock” within our Consolidated Balance Sheet. These provisions were not material to our current year overall financial results, financial position and cash flows.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

We have a $3.6 million investment with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

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

In the first six months of 2023 and 2022, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2023		2022		2023		2022
Mechanical Services	$975,923	75.3%	$776,757	76.3%	$1,894,538	76.7%	$1,459,268	76.7%
Electrical Services	320,507	24.7%	241,191	23.7%	576,532	23.3%	443,896	23.3%
Total	$1,296,430	100.0%	$1,017,948	100.0%	$2,471,070	100.0%	$1,903,164	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2023		2022		2023		2022
Manufacturing	$435,819	33.6%	$338,413	33.2%	$802,175	32.5%	$653,142	34.3%
Technology	265,231	20.5%	132,078	13.0%	491,480	19.9%	227,533	12.0%
Healthcare	138,384	10.7%	141,113	13.9%	298,199	12.1%	275,908	14.5%
Education	127,178	9.8%	119,248	11.7%	237,431	9.6%	208,694	11.0%
Office Buildings	95,971	7.4%	85,917	8.4%	194,166	7.9%	161,032	8.5%
Retail, Restaurants and Entertainment	80,783	6.2%	80,434	7.9%	156,977	6.3%	146,016	7.7%
Government	77,597	6.0%	66,212	6.5%	142,012	5.7%	123,677	6.5%
Multi-Family and Residential	46,295	3.6%	30,172	3.0%	91,302	3.7%	54,614	2.8%
Other	29,172	2.2%	24,361	2.4%	57,328	2.3%	52,548	2.7%
Total	$1,296,430	100.0%	$1,017,948	100.0%	$2,471,070	100.0%	$1,903,164	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2023		2022		2023		2022
New Construction	$681,912	52.6%	$484,913	47.7%	$1,309,864	53.0%	$914,331	48.1%
Existing Building Construction	358,807	27.7%	304,316	29.9%	668,290	27.1%	563,601	29.6%
Service Projects	114,746	8.8%	93,972	9.2%	217,851	8.8%	170,224	8.9%
Service Calls, Maintenance and Monitoring	140,965	10.9%	134,747	13.2%	275,065	11.1%	255,008	13.4%
Total	$1,296,430	100.0%	$1,017,948	100.0%	$2,471,070	100.0%	$1,903,164	100.0%

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Advanced payments from customers related to work not yet started are classified as “Deferred Revenue.” Contract liabilities are not considered to have a significant financing component, as they are used to meet working capital requirements that are generally higher in the early stages of a contract and are intended to protect us from the other party failing to meet its obligations under the contract. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$28,554	$27,211
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$696,371	$548,293

In the first six months of 2023 and 2022, we recognized revenue of $449.5 million and $268.0 million related to our contract liabilities at January 1, 2023 and January 1, 2022, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2023 and 2022.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.19 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our revolving credit facility. The interest rate swap agreements terminated on September 30, 2022.

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps, if any, are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Income Statement in “Interest Expense.” For the three and six months ended June 30, 2022, we recognized a net gain of $0.1 million and a net loss of less than $0.1 million, respectively, related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$60,007	$—	$—	$60,007
Life insurance—cash surrender value	$—	$7,814	$—	$7,814
Contingent earn-out obligations	$—	$—	$26,639	$26,639

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,214	$—	$—	$57,214
Life insurance—cash surrender value	$—	$9,315	$—	$9,315
Contingent earn-out obligations	$—	$—	$32,317	$32,317

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

We have life insurance policies covering 124 employees with a combined face value of $85.1 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of June 30, 2023, cash flows were discounted using a weighted average cost of capital ranging from 11.0% - 18.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Balance at beginning of period	$32,317	$34,114
Issuances	3,449	—
Settlements	(14,607)	(6,616)
Adjustments to fair value	5,480	4,819
Balance at end of period	$26,639	$32,317

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2021	$361,320	$230,794	$592,114
Acquisitions and purchase price adjustments (See Note 5)	2,609	17,066	19,675
Balance at December 31, 2022	363,929	247,860	611,789
Acquisitions and purchase price adjustments (See Note 5)	—	25,698	25,698
Balance at June 30, 2023	$363,929	$273,558	$637,487

Identifiable Intangible Assets, Net

At June 30, 2023, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2023 (remainder of the year)	$21,243
2024	37,006
2025	34,525
2026	33,681
2027	31,699
Thereafter	126,903
Total	$285,057

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Revolving credit facility	$100,000	$215,000
Notes to former owners	47,106	41,040
Other debt	173	205
Total debt	147,279	256,245
Less—current portion	(13,334)	(9,000)
Total long-term portion of debt	$133,945	$247,245

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2023, we had $100.0 million of outstanding borrowings on the revolving credit facility, $70.0 million in letters of credit outstanding and $680.0 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 6.7% as of June 30, 2023 and 5.7% as of December 31, 2022.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2023.

Notes to Former Owners

As part of the consideration used to acquire eleven companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $47.1 million as of June 30, 2023. At June 30, 2023, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2023	Interest Rates
2023	$13,266	2.5 - 3.0%
2024	1,000	2.5%
2025	22,215	2.3 - 3.0%
2026	10,625	2.5 - 3.8%
Total	$47,106

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $21.8 million and $8.1 million in the first six months of 2023 and 2022, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of June 30, 2023 and December 31, 2022 was 4.8% and 4.3%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended June 30, 2023 and 2022 was $18.7 million and $10.8 million, respectively. Operating lease expense for the six months ended June 30, 2023 and 2022 was $36.0 million and $21.2 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 8.3 years at June 30, 2023 and 8.1 years at December 31, 2022.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended June 30, 2023 and 2022 was approximately $1.7 million and $1.8 million, respectively. Rent paid to related parties for the six months ended June 30, 2023 and 2022 was approximately $3.7 million and $3.5 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$135,532	$130,666
Operating lease liabilities:
Other current liabilities	$22,037	$21,151
Long-term operating lease liabilities	115,302	111,744
Total operating lease liabilities	$137,339	$132,895

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2023 (excluding the six months ended June 30, 2023)	$14,241
2024	26,842
2025	25,168
2026	21,393
2027	17,168
Thereafter	63,105
Total Lease Payments	167,917
Less—Present Value Discount	(30,578)
Present Value of Operating Lease Liabilities	$137,339

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$7,045	$6,702	$14,069	$13,016
Operating lease right-of-use assets obtained in exchange for lease liabilities	$6,304	$13,455	$15,750	$18,369

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

As of June 30, 2023, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2023 and 2022.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common shares outstanding, end of period	35,770	35,781	35,770	35,781
Effect of using weighted average common shares outstanding	52	189	47	241
Shares used in computing earnings per share—basic	35,822	35,970	35,817	36,022
Effect of shares issuable under stock option plans based on the treasury stock method	26	42	26	42
Effect of restricted and contingently issuable shares	58	61	64	66
Shares used in computing earnings per share—diluted	35,906	36,073	35,907	36,130

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of June 30, 2023, we have repurchased a cumulative total of 10.2 million shares at an average price of $25.06 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2023, we repurchased 0.1 million shares for approximately $6.8 million at an average price of $126.89 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Three Months Ended June 30, 2023
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$975,923	$320,507	$—	$1,296,430
Gross Profit	$173,481	$54,439	$—	$227,920

	Three Months Ended June 30, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$776,757	$241,191	$—	$1,017,948
Gross Profit	$138,605	$36,387	$—	$174,992

	Six Months Ended June 30, 2023
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,894,538	$576,532	$—	$2,471,070
Gross Profit	$337,548	$95,777	$—	$433,325

	Six Months Ended June 30, 2022
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,459,268	$443,896	$—	$1,903,164
Gross Profit	$265,333	$62,803	$—	$328,136

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

Approximately 88.9% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of June 30, 2023, we had 9,872 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $1,000,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $8.3 billion of aggregate contract value as of June 30, 2023, or approximately 84% of a total contract value for all projects in progress, totaling $9.9 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of June 30, 2023, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	9,013	$1,631.9
$2 million - $10 million	634	2,791.8
$10 million - $20 million	117	1,698.5
$20 million - $40 million	84	2,417.7
Greater than $40 million	24	1,371.0
Total	9,872	$9,910.9

In addition to project work, approximately 11.1% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets or pauses during 2020 and 2021. We experienced strong ongoing demand in the first six months of 2023, and, although we have largely recovered from negative impacts caused by COVID-19, we continue to experience increased labor costs and supply constraints and cost increases, reduced availability, and delays in delivery of various materials and equipment. We believe that delays and air pockets have now substantially abated; however, we expect to continue to experience supply chain constraints and reduced labor availability during 2023.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of June 30, 2023, we had $680.0 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-four calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended June 30, 2023, to the items that we disclosed as our "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates”.

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue	$1,296,430	100.0%	$1,017,948	100.0%	$2,471,070	100.0%	$1,903,164	100.0%
Cost of services	1,068,510	82.4%	842,956	82.8%	2,037,745	82.5%	1,575,028	82.8%
Gross profit	227,920	17.6%	174,992	17.2%	433,325	17.5%	328,136	17.2%
Selling, general and administrative expenses	136,430	10.5%	118,724	11.7%	271,462	11.0%	236,500	12.4%
Gain on sale of assets	(592)	—	(383)	—	(1,104)	—	(706)	—
Operating income	92,082	7.1%	56,651	5.6%	162,967	6.6%	92,342	4.9%
Interest income	92	—	6	—	1,489	0.1%	9	—
Interest expense	(3,918)	(0.3)%	(3,026)	(0.3)%	(7,994)	(0.3)%	(5,155)	(0.3)%
Changes in the fair value of contingent earn-out obligations	(3,098)	(0.2)%	(115)	—	(5,480)	(0.2)%	3,973	0.2%
Other income (expense)	44	—	(1)	—	45	—	55	—
Income before income taxes	85,202	6.6%	53,515	5.3%	151,027	6.1%	91,224	4.8%
Provision (benefit) for income taxes	15,726		11,269		24,335		(37,784)
Net income	$69,476	5.4%	$42,246	4.2%	$126,692	5.1%	$129,008	6.8%

We had 42 operating locations as of December 31, 2022. In the first quarter of 2023, we completed the acquisition of Eldeco, Inc. (“Eldeco”), which reports as a separate operating location. We had 43 operating locations as of June 30, 2023. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2023 to 2022, as described below, excludes Eldeco, which was acquired on February 1, 2023 and three months of results for Atlantic Electric, LLC (“Atlantic”), which was acquired on April 1, 2022. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the second quarter of 2023 increased $278.5 million, or 27.4%, to $1.30 billion compared to the same period in 2022. The increase included a 24.2% increase in revenue related to same-store activity and a 3.1% increase related to the Eldeco acquisition. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog, as well as the impact of inflation on our cost of goods sold that was passed on to our customers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2023		2022
Revenue:
Mechanical Services	$975,923	75.3%	$776,757	76.3%
Electrical Services	320,507	24.7%	241,191	23.7%
Total	$1,296,430	100.0%	$1,017,948	100.0%

Revenue for our mechanical services segment increased $199.2 million, or 25.6%, to $975.9 million for the second quarter of 2023 compared to the same period in 2022. The increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($79.4 million) and at our North Carolina operation ($40.3 million), and in the manufacturing sector at our Indiana operation ($22.2 million).

Revenue for our electrical services segment increased $79.3 million, or 32.9%, to $320.5 million for the second quarter of 2023 compared to the same period in 2022. The increase primarily resulted from the acquisition of Eldeco ($31.9 million), as well as an increase in activity in the manufacturing sector at our Texas electrical operation ($22.0 million) and at our Kentucky electrical operation ($15.7 million).

Revenue for the first six months of 2023 increased $567.9 million, or 29.8%, to $2.47 billion compared to the same period in 2022. The increase included a 26.9% increase in revenue related to same-store activity and a 2.9% increase related to the Eldeco and Atlantic acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog, as well as the impact of inflation on our cost of goods sold that was passed on to our customers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2023		2022
Revenue:
Mechanical Services	$1,894,538	76.7%	$1,459,268	76.7%
Electrical Services	576,532	23.3%	443,896	23.3%
Total	$2,471,070	100.0%	$1,903,164	100.0%

Revenue for our mechanical services segment increased $435.3 million, or 29.8%, to $1.89 billion for the first six months of 2023 compared to the same period in 2022. The increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($163.8 million) and at our North Carolina operation ($72.1 million), in the manufacturing sector at our Indiana operation ($46.5 million) and at another one of our Texas operations ($19.2 million), and in the multi-family and residential sector at our Colorado operation ($20.0 million).

Revenue for our electrical services segment increased $132.6 million to $576.5 million for the first six months of 2023 compared to the same period in 2022. The increase primarily resulted from the acquisition of Eldeco ($49.5 million), as well as an increase in activity in the manufacturing sector at our Texas electrical operation ($42.7 million) and at our North Carolina electrical operation ($23.9 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	June 30, 2023		December 31, 2022		June 30, 2022
Backlog:
Mechanical Services	$3,156,378	75.4%	$3,299,630	81.2%	$2,126,779	75.7%
Electrical Services	1,029,155	24.6%	764,113	18.8%	680,993	24.3%
Total	$4,185,533	100.0%	$4,063,743	100.0%	$2,807,772	100.0%

Backlog as of June 30, 2023 was $4.19 billion, a 5.8% decrease from March 31, 2023 backlog of $4.44 billion, and a 49.1% increase from June 30, 2022 backlog of $2.81 billion. The sequential backlog decrease was primarily a result of completion of project work at one of our Texas operations ($132.7 million), our North Carolina operations ($94.1 million), one of our Virginia operations ($34.5 million), our Tennessee electrical operation ($19.7 million) and one of our Utah operations ($15.2 million). The sequential backlog decrease was partially offset by increased project bookings at our Texas electrical operation ($35.0 million). The year-over-year backlog increase included the acquisition of Eldeco ($77.4 million), as well as a same-store increase of $1.30 billion, or 46.3%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings at one of our Texas operations ($487.7 million), our North Carolina operations ($286.4 million), our Texas electrical operation ($140.8 million) and our Indiana operation ($122.4 million). The year-over-year backlog increase was partially offset by completion of project work at one of our Florida operations ($48.4 million).

Gross Profit—Gross profit increased $52.9 million, or 30.2%, to $227.9 million for the second quarter of 2023 as compared to the same period in 2022. The increase included a 1.3% increase related to the Eldeco acquisition, as well as a 28.9% increase in same-store activity. The same-store increase in gross profit was primarily driven by higher revenues in the current year, including increased volumes at one of our Texas operations ($10.5 million) and our North Carolina operations ($7.1 million). Additionally, we achieved improvements in project execution at our Texas electrical operation ($9.5 million), our Kentucky electrical operation ($8.0 million) and another one of our Texas operations ($4.8 million). As a percentage of revenue, gross profit for the second quarter increased from 17.2% in 2022 to 17.6% in 2023, primarily due to the factors discussed above.

Gross profit increased $105.2 million, or 32.1%, to $433.3 million for the first six months of 2023 as compared to the same period in 2022. The increase included a 1.2% increase related to the Eldeco and Atlantic acquisitions, as well as a 30.9% increase in same-store activity. The same-store increase in gross profit was primarily driven by the higher revenues in the current year including increased volumes at one of our Texas operations ($24.4 million) and our North Carolina operations ($10.0 million). Additionally, we achieved improvements in project execution at our Texas electrical operation ($13.9 million), our Kentucky electrical operation ($11.4 million) and our Mississippi operation ($7.3 million). These results included an increase of $6.6 million in gross profit related to positive developments on legal matters in the first quarter of 2023, the majority of which was recorded at our Texas operations and our Indiana operation. As a percentage of revenue, gross profit for the six-month period increased from 17.2% in 2022 to 17.5% in 2023, primarily due to the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $17.7 million, or 14.9%, to $136.4 million for the second quarter of 2023 as compared to 2022. On a same-store basis, excluding amortization expense, SG&A increased $13.9 million, or 12.7%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs, largely attributable to increased headcount ($12.2 million). Amortization expense increased $0.3 million during the period, primarily as a result of the Eldeco acquisition. As a percentage of revenue, SG&A for the second quarter decreased from 11.7% in 2022 to 10.5% in 2023.

SG&A increased $35.0 million, or 14.8%, to $271.5 million for the first six months of 2023 as compared to 2022. On a same-store basis, excluding amortization expense, SG&A increased $27.9 million, or 12.8%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs, largely attributable to increased headcount and increased cost of labor ($26.7 million). This increase was partially offset by a decrease in professional fees of $4.0 million as compared to the prior year related to the credit for increasing researching activities (the “R&D tax credit”) for prior tax years. Amortization expense increased $0.8 million during the period, primarily as a result of the Eldeco and Atlantic acquisitions. As a percentage of revenue, SG&A for the six-month period decreased from 12.4% in 2022 to 11.0% in 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
SG&A	$136,430	$118,724	$271,462	$236,500
Less: SG&A from companies acquired	(3,443)	—	(6,265)	—
Less: Amortization expense	(9,515)	(9,199)	(18,810)	(18,037)
Same-store SG&A, excluding amortization expense	$123,472	$109,525	$246,387	$218,463

Interest Income—Interest income increased $0.1 million for the second quarter of 2023 as compared to the same period in 2022. Interest income increased $1.5 million for the first six months of 2023 as compared to the same period in 2022. The increase in interest income for the first six months of 2023 is due primarily to interest awarded to us related to a dispute with a customer.

Interest Expense—Interest expense increased $0.9 million, or 29.5%, to $3.9 million for the second quarter of 2023 as compared to the same period in 2022. Interest expense increased $2.8 million for the first six months of 2023 as compared to the same period in 2022. The increase in interest expense for the second quarter of 2023 and first six months of 2023 is due to an increase in our average interest rate on our outstanding borrowings in 2023 compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the second quarter of 2023 increased $3.0 million as compared to the same period in 2022. The increase in earn-out expense was primarily driven by higher actual and projected earnings at our Kentucky electrical operation. Expense from changes in the fair value of contingent earn-out obligations for the first six months of 2023 increased $9.5 million as compared to the same period in 2022. The increase in earn-out expense was primarily driven by higher actual and projected earnings at our Kentucky electrical operation and one of our Texas mechanical operations.

Provision (Benefit) for Income Taxes—Our provision for income taxes for the six months ended June 30, 2023 was $24.3 million with an effective tax rate of 16.1% as compared to a benefit for income taxes of $37.8 million with a negative effective tax rate of 41.4% for the same period in 2022. The effective tax rate for 2023 was lower than the 21% federal statutory rate primarily due to the current year R&D tax credit (8.2%) and an increase in the R&D tax credit for the 2022 tax year (2.2%). These R&D tax credit benefits were partially offset by net state income taxes (4.1%) and nondeductible expenses (1.5%). The effective tax rate for 2022 was significantly lower than the 21% federal statutory rate primarily due to a reduction in unrecognized tax benefits from settlement with the Internal Revenue Service for the 2016, 2017 and 2018 tax years (33.2%), our claiming the R&D tax credit for the 2019, 2020 and 2021 tax years (29.6%) and inclusion of the R&D tax credit for 2022 (4.5%). These benefits were partially offset by net state income taxes (4.4%) and nondeductible expenses, including nondeductible expenses related to TAS (1.4%).

As a result of conforming amendments made to the R&D tax credit in connection with the deferral of tax deductions for research and experimental (“R&E”) expenditures pursuant to the Tax Cuts and Jobs Act (2017), our provision for income taxes for the six months ended June 30, 2023 benefited from a $6.0 million increase in the R&D tax credit. Of the $6.0 million increase, $3.4 million related to the R&D tax credit for the 2022 tax year.

Outlook

We experienced strong ongoing demand in the first six months of 2023, and, although we have largely recovered from negative impacts caused by COVID-19, we continue to experience increased labor costs and supply constraints and cost increases, reduced availability, and delays in delivery of various materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are working to order materials earlier than usual and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges.

We have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges. Considering all these factors, we currently anticipate solid earnings and cash flow for the remainder of 2023, and we have substantial bookings for 2024. We continue to prepare for a wide range of challenges and economic circumstances, including a potential recession; however, despite challenges, we currently expect supportive conditions for our industry are likely to continue over the next twelve months.

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2023	2022

Cash provided by (used in):
Operating activities	$252,319	$108,292
Investing activities	(93,628)	(59,265)
Financing activities	(155,898)	(38,674)
Net increase (decrease) in cash and cash equivalents	$2,793	$10,353
Free cash flow:
Cash provided by operating activities	$252,319	$108,292
Purchases of property and equipment	(41,130)	(20,215)
Proceeds from sales of property and equipment	2,086	1,559
Free cash flow	$213,275	$89,636

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

Cash provided by operating activities was $252.3 million during the first six months of 2023 compared to $108.3 million during the same period in 2022. The $144.0 million increase in cash provided was primarily driven by higher pre-tax income and a $91.7 million benefit from increases in accounts payable and accrued liabilities driven by the size and timing of payments. Additionally, we benefited $65.0 million from higher billings in excess of costs and deferred revenue, including the impact of large advance payments received in 2023. The benefit from these advance payments received in 2023 will reverse when project costs are incurred, except to the extent that additional advanced payments are received. These increases were partially offset by $33.3 million of tax refunds received in the first six months of 2022. We expect our 2023 operating cash flows will be negatively impacted by the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017). Assuming no action is taken by Congress to restore immediate deductibility of R&E expenditures, we estimate additional tax payments will reduce our cash flow during the last six months of 2023 by approximately $50 million to $60 million.

Cash Used in Investing Activities—During the first six months of 2023, cash used in investing activities was $93.6 million compared to $59.3 million during the same period in 2022. The $34.4 million increase in cash used primarily relates to higher purchases of property and equipment and an increase in cash paid (net of cash acquired) for acquisitions in the current year compared to the same period in 2022.

Cash Used in Financing Activities—Cash used in financing activities was $155.9 million for the first six months of 2023 compared to $38.7 million during the same period in 2022. The $117.2 million increase in cash used is primarily due to a decrease in net proceeds from debt, which was driven by strong operating cash flow in the current year. This increase was partially offset by a reduction in share repurchases in the current year compared to the first six months of 2022.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of June 30, 2023, we have repurchased a cumulative total of 10.2 million shares at an average price of $25.06 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2023, we repurchased 0.1 million shares for approximately $6.8 million at an average price of $126.89 per share.

Debt

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2023, we had $100.0 million of outstanding borrowings on the revolving credit facility, $70.0 million in letters of credit outstanding and $680.0 million of credit available.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2023.

Notes to Former Owners

As part of the consideration used to acquire eleven companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $47.1 million as of June 30, 2023. At June 30, 2023, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2023	Interest Rates
2023	$13,266	2.5 - 3.0%
2024	1,000	2.5%
2025	22,215	2.3 - 3.0%
2026	10,625	2.5 - 3.8%
Total	$47,106

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

As of June 30, 2023, we have $70.0 million in letter of credit commitments, of which $44.0 million will expire in 2023 and $26.0 million will expire in 2024. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

We have exposure to changes in interest rates under our revolving credit facility. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 6.7% as of June 30, 2023 and 5.7% as of December 31, 2022. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2023, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of June 30, 2023, we have repurchased a cumulative total of 10.2 million shares at an average price of $25.06 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2023, we repurchased 0.1 million shares for approximately $6.8 million at an average price of $126.89 per share.

During the quarter ended June 30, 2023, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	22,200	$132.20	10,168,446	775,679
May 1 - May 31	300	$149.28	10,168,746	775,379
June 1 - June 30	1,500	$152.26	10,170,246	773,879
	24,000	$133.67	10,170,246	773,879

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.9 million shares have been approved for repurchase.

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
10.1	Form of Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2023 Form 10-Q
10.2	Form of Dollar-denominated Performance Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2023 Form 10-Q
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

July 26, 2023	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 26, 2023	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 26, 2023	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer