Form 10-K
period 2023-12-31
COMFORT SYSTEMS USA INC
filed 2024-02-22
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2023 was approximately $5.75 billion, based on the $164.20 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2023.

As of February 16, 2024, 35,684,609 shares of the registrant’s common stock were outstanding (excluding treasury shares of 5,438,756).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2023.

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

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide mechanical and electrical contracting services. Our mechanical segment principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout our 44 operating units with 172 locations in 131 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional MEP markets and perform most of our services in manufacturing, healthcare, education, office, technology, retail and government facilities. Substantially all of our consolidated 2023 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 54.8% of our revenue was attributable to installation services in newly constructed facilities and 45.2% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2023 revenue was derived from the following service industries:

Percentage of
Service Activity	Revenue
Mechanical Services	75.8%
Electrical Services	24.2%
Total	100.0%

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

Our industry can be broadly divided into two categories:

●	construction of and installation in new buildings, which provided approximately 54.8% of our revenue in 2023, and
●	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 45.2% of our 2023 revenue.

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

Strategy

At Comfort Systems USA, Inc., our core purpose is to “Build Legacies” with our people, customers, and the companies who join us. To accomplish this purpose, we strive every day to be the best organization in the world (i) for a craft worker to build a successful career, (ii) for construction, service and administrative professionals to grow and thrive, (iii) for customers to meet their crucial building and service needs, and (iv) for any company in our industry to join with the assurance that their people will be respected and nurtured and that their legacy will be perpetuated and built upon. We focus on strengthening core operating competencies, on leading in sustainability, efficiency, and technological improvement, and on being fairly compensated for the work we do and the risks we manage on behalf of our customers. The key objectives of our strategy are to improve profitability and generate growth in our operations, to enable sustainable and efficient building environments, to improve the productivity of our workforce, and to acquire complementary businesses. Specifically, we are currently focused on the following elements:

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

Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing an enhanced career path that offers a stable income, attractive benefits, and excellent growth opportunities. We continually invest in training, including programs for project managers, field superintendents, service managers, service technicians, sales managers, estimators, and leadership and development of key managers and leaders. We believe that skilled labor forces in the building and services trades have become increasingly scarce and valuable, and we are increasingly focused on growing and improving our skilled labor force, including through recruitment, development, and skills training for our hourly workers.

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

Maintain a Diverse Customer, Geographic, and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2023 by end-use sector was as follows:

Manufacturing	33.6%
Technology	21.4%
Healthcare	10.6%
Education	9.5%
Office Buildings	7.7%
Retail, Restaurants and Entertainment	6.0%
Government	5.8%
Multi-Family and Residential	3.5%
Other	1.9%
Total	100.0%

Approximately 89.0% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2023, we had 10,481 projects in process with an aggregate contract value of approximately $12.0 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $1.1 million. This average project size, when taken together with the approximately 11.0% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector.

Develop and Adopt Leading Technologies—We are improving productivity by increasing use of innovative techniques in prefabrication, project design and planning, as well as in coordination and production methods. We have invested in the refinement and adoption of prefabrication practices. We work to identify, develop, and implement new materials, products and methods that can achieve greater productivity and more efficient and sustainable outcomes. Above all, we have concluded that as technology develops in our industry, the fundamental prerequisite for leadership is adopting such opportunities in the quality, accuracy, and buildability of our designs. Accordingly, we have invested in experts, training, and internal and external knowledge transfer to ensure that we are properly scaling, optimizing buildability, and fundamentally and continuously improving our design capabilities to meet our customers’ evolving requirements. Our goal is to use our scale and strategic investments to maintain a leading position in design and modeling excellence, increase productivity and quality, and ultimately position ourselves to capitalize from ongoing or future technological developments.

Excel at Modular and Off-Site Construction—We believe that modular and off-site construction – the ability to build superior quality plants and systems away from the construction site – will become increasingly important in complex construction projects. Accordingly, through our acquisitions, we have invested in that capability, and after acquisition we have further invested in improving and growing that service offering. This has led to meaningful growth in our ability to provide this expertise. Through recent and ongoing development and acquisitions, we plan to continue to improve our unmatched capability in mechanical off-site or modular construction.

Service Growth Initiative—Over the last several years, we have made substantial investments to expand our service and maintenance revenue by increasing the value we can offer to service and maintenance customers. We are actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform service work. In many locations we have added or upgraded our capability, and we believe our investments and efforts have provided customer value and stimulated growth in all aspects of our businesses.

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

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 54.8% of our consolidated 2023 revenue, involves the design, engineering, integration, installation and start-up of MEP and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and to optimize energy efficiency of the MEP systems that best suit the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate ductwork, conduit and piping and assemble certain components for the system based on the mechanical drawing specifications. Finally, we install the systems at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $1.1 million. We also perform larger project work, with 1,004 contracts in progress at December 31, 2023 with contract prices in excess of $2 million. Our largest project in progress at December 31, 2023 had a contract price of $149.6 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 45.2% of our consolidated 2023 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Optimal maintenance is crucial to energy efficient operations. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of power usage, temperature, pressure, humidity and air flow for MEP and other building systems.

Sources of Supply

The raw materials and components we install and service include MEP system components such as ductwork, pipe, valves, fittings, electrical wire, conduit and fixtures, fabricated steel and sheet metal. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. During ordinary times, delivery times are typically short for most raw materials and standard components. However, during periods of peak demand, including recent residual effects of the COVID-19 pandemic, lead-times for certain components may extend to several months. We estimate that the direct purchase of commodities and finished products comprises between 40% and 45% of our average project cost.

Orders for manufactured commercial HVAC equipment, electrical switch gear, and large application power generators have experienced the longest lead-times, and it is not uncommon for lead-times to be greater than six months.

We have procedures to reduce commodity cost exposure such as purchasing commodities early for projects, as well as selectively including time or market-based escalation and escape provisions in bids and contracts.

The primary manufacturers of the major components in a commercial MEP system are: Trane, Carrier, York, Daikin (chillers and roof tops units), Baltimore Aircoil and SPX (cooling towers), Schneider Electric, Eaton, ABB (electrical switchgear), Caterpillar, Cummins, Kohler (power generators), Johnson Controls, Automated Logic and Siemens (building automation). We do not have any significant contracts guaranteeing us a supply of raw materials or components.

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

Sales and Marketing

We have a diverse customer base, with our top customer representing 14% of consolidated 2023 revenue. Our largest customer can change from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Human Capital Resources

Employees—As of December 31, 2023, we had approximately 15,800 employees as compared to approximately 14,100 employees as of December 31, 2022. We have collective bargaining agreements covering 7 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

We believe that the way we conduct business is just as important as the business we do. Operating with integrity helps us deliver on the promises we have made to each other, our customers, and the communities where we live and work. It is also the basis for ensuring continued growth and success. Everyone at our Company shares a responsibility for doing business ethically and in a sustainable manner, preserving our good name. We ensure that this responsibility applies at every level in our organization, and everyone from officers and directors to our field personnel is responsible for overseeing these efforts.

Recruiting and Training—Our continued success depends, in part, on our ability to continue to attract, retain and motivate qualified craft workers, engineers, service technicians, field supervisors and project managers. We believe our success in retaining qualified employees will be based on the quality of our recruiting, training, compensation, employee benefits and opportunities for advancement. We provide numerous training programs for management, sales, and leadership, as well as on-the-job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within our Company.

Safety—We have established comprehensive safety programs throughout our operations to ensure that all employees comply with safety standards we have established and that are established under federal, state, and local laws and regulations. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Additionally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.10 during 2023. This level was 52% better than the most recently published OSHA rate for our industry.

Diversity and Inclusion—We are an equal opportunity employer, and we welcome and celebrate our teams’ differences, experiences, and beliefs. We expect all employees to be treated with dignity and respect in an environment free from discrimination and harassment regardless of race, color, religion, sex, sexual orientation, gender identity or expression, national origin, age, disability, veteran status, genetic information, or any other protected class. We know that diversity is truly a competitive advantage that helps drive growth and innovation. Diversity and inclusion are among our leadership’s key priorities, including steps to accelerate progress in outreach, representation, development, and advancement of underrepresented groups within our Company. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our diversity and inclusion strategy.

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

In 2023, we continued our efforts to adhere to voluntary reporting standards by (i) submitting to CDP (formerly the Carbon Disclosure Project), wherein, among other things, we disclosed the results of our annual greenhouse gas emissions inventory, and (ii) publishing our 2022 sustainability report, which followed the Task Force on Climate-related Financial Disclosures and the Sustainability Accounting Standard Board’s standards for the Engineering and Construction Services industry and the Global Reporting Initiative Standards: Core option. Further, we have published a number of policies and guidelines related to environmental, social and governance matters, including: a Supplier Diversity Policy, a Supplier Code of Conduct, an Environmental Policy and a Labor & Human Rights Policy.

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

Additional Information

Our Internet address is www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). These materials are also available at www.sec.gov. Our website also includes our code of ethics, titled the “Code of Conduct,” together with other governance materials including our corporate governance standards and our Board committee charters for the audit committee, the compensation committee, and the governance and nominating committee; the executive committee, formed in 2019, operates under written grants of authority that may be amended from time to time by the Board. Printed versions of our code of ethics and our corporate governance standards may be obtained upon written request to our Corporate Compliance Officer at our headquarters address.

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

The industries and markets in which we operate have always been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can increase our liability exposure and result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, such bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, because 5.8% of our revenue for the year ended December 31, 2023 was attributable to projects in the government sector, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our contract prices are established largely based on estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodity prices and inflation; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur, and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers or subcontractors may fail to perform as expected or site conditions may be different than we expected. Further, rising inflation may result in higher costs for labor and materials needed to complete our contracts, and we may be unable to pass these heightened costs to our customers. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases, we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

Our backlog is subject to unexpected adjustments and cancellations, which means that amounts included in our backlog may not result in actual revenue or translate into profits.

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Our backlog as of December 31, 2023 was $5.16 billion. The predictive value of backlog information is limited to indications of general revenue direction over the near term, and we cannot guarantee that the revenue projected from our backlog will be realized or, if realized, will be profitable. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

We could be adversely impacted by the effects of inflation, supply chain disruptions, capital market volatility and an economic recession or downturn.

The global economy has recently experienced high rates of inflation and market and economic volatility, resulting from a number of factors, including the war between Russia and Ukraine, the war between Israel and Hamas, and supply chain constraints. These conditions have increased our cost for labor, materials, utilities, and other goods and services. In addition, the current market conditions have caused volatility in the capital markets, which may increase our cost of capital or prevent us from raising capital if we desire or need to do so and may have adverse impacts on the mechanical and electrical services industry. Further, there are market concerns that the United States economy could experience a recession. As a result, these conditions have, and they or any similar future conditions may continue to have, significant adverse impacts on our business, financial condition and results of operations.

Rising inflation and/or interest rates may have an adverse effect on our business, financial condition and results of operations.

In efforts to combat inflation, the U.S. Federal Reserve raised interest rates multiple times in recent years and may do so again in 2024 (or may slow any rate reductions from what the market currently anticipates). Economic factors, including inflation and fluctuations in interest rates, may have a negative impact on our business. For instance, we have exposure to changes in interest rates under our revolving credit facility and as interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. Furthermore, the cost of our materials, labor, and services may rise as a result of continued inflation and further interest rate hikes, and we may not be able to offset such higher costs through price increases. Our inability or failure to do so could harm our financial position and results of operations.

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

In the past we have expanded, and it is possible we will continue to expand, the number and percentage of total contract dollars that require an underlying bond. Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by many surety companies and the results of macroeconomic trends outside of our control, such as the current volatility in the capital markets and the possibility of an extended economic downturn or recession. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. If we are not able to maintain a sufficient level of bonding capacity in the future, it could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

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

We may need to perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed and sites that may have been exposed to harsh and hazardous conditions and outbreaks of infectious disease, such as the COVID-19 pandemic. Extreme weather conditions (such as storms, droughts, extreme heat or cold, wildfires and floods) may limit the availability of resources, increase our costs, or may cause projects to be cancelled. To the extent climate change results in an increase in extreme weather events and adverse weather conditions, the likelihood of a negative impact on our results of operations may increase. If we are unable to manage the conditions required for certain of our jobs, including the availability of sufficient labor, adherence to environmental, health and safety or other standards, and adequately addressing harsh or hazardous conditions, our business and financial condition could be adversely affected.

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

Legislation, nationwide protocols, regulation or other restrictions related to climate change could negatively impact our operations or our customers’ operations. Increasing concerns about climate change and other environmental issues may result in additional environmental regulations and restrictions. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, which could in turn have an adverse effect on our financial condition and results of operations.

Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability.

The last several years have been periodically marked by political and economic concerns, including the COVID-19 pandemic, decreased consumer confidence, the effects of international conflicts such as the wars between Russia and Ukraine and between Israel and Hamas, tariffs, energy costs and inflation. This instability can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets, including from the COVID-19 pandemic, supply chain disruptions, rising inflation and interest rates and the wars between Russia and Ukraine and between Israel and Hamas, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.

Risks Related to Our Operations

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently, which could reduce our profitability.

Our business is labor intensive, and many of our operations experience a high rate of employee turnover. At times of low unemployment rates in the United States, it is typically more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, including the recent U.S. labor shortage, increased labor costs or the loss of key personnel may reduce our profitability and negatively impact our business. Further, our relationships with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

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

In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information may pose complex compliance challenges and result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations, including the cybersecurity risk management, strategy, governance and incident disclosure rules adopted by the SEC in 2023, or other requirements could require significant additional resources and cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, directors, executive officers, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, personal misconduct and failure to comply with safety standards, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, lead to loss of the services of employees or members of management, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

Our 172 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Because 5.8% of our revenue for the year ended December 31, 2023 was attributable to projects in the government sector, prohibitions against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

The Company has adopted processes designed to identify, assess and manage material risks from cybersecurity threats, and the Company’s full Board and management is actively involved in overseeing the risk management process. These processes include response to, and an assessment of, internal and external threats to the security, confidentiality, integrity and availability of Company data and systems, along with other material risks to Company operations. We recognize the critical importance of maintaining the trust and confidence of our customers, business partners and employees.

As part of our risk management process, the Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

The Company’s cybersecurity program is focused on the following key areas:

• Departmental Collaboration: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

• Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats and are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

• Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

• Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, potential acquisition targets and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

• Education and Awareness: The Company provides regular training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

• Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by members of management and relevant management committees.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, because of the inherent nature of cybersecurity threats and the evolution of such threats over time, the Company’s processes, oversight and risk management cannot provide absolute assurance that a cybersecurity threat will not have a material effect on the Company in the future.

Governance

The Company has established a risk committee (the “Risk Committee”) consisting of executive officers, including the Company’s Chief Information Security Officer (“CISO”), that is directly responsible for the Company’s risk management process. The Company’s cybersecurity policies, standards, and practices are integrated into the Company’s risk management process. The Board oversees information technology, data security, and cybersecurity risk management through regular reports and presentations from the CISO and other management members. Vance Tang, Chair of the Nominating, Governance, and Sustainability Committee, serves as the Board Liaison for Cybersecurity. Mr. Tang has completed extensive training on cybersecurity risk mitigation, including certification related to completion of the NACD Cyber Risk Oversight Program. The Risk Committee meets at least annually to define and improve the risk-mapping process and considers any updates at least quarterly. In addition, the Risk Committee presents comprehensive reports directly to the Board at least annually through the enterprise risk management matrix, which, as described below, is reviewed by the Audit Committee.

The Company’s Audit Committee is briefed on cybersecurity risks at least once each calendar year and as necessary with respect to any material cybersecurity incidents. The Audit Committee also reviews the enterprise risk management matrix presented by the Risk Committee on an annual basis. The process of reviewing the matrix includes an overall assessment of the Company’s compliance with cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.

ITEM 2. Properties

As of December 31, 2023, we owned 16 properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 500,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

In the first quarter of 2023, we recorded a pre-tax gain of $6.8 million from legal developments and settlements that primarily relate to disputes with customers regarding the outcome of completed projects as well as an obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The pre-tax gain of $6.8 million was recorded as an increase in gross profit of $6.6 million, a reduction in SG&A of $0.7 million, an increase in interest income of $1.3 million and an increase in the change in fair value of contingent earn-out obligations expense of $1.8 million in our Consolidated Statements of Operations.

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

As of December 31, 2023, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Executive Officers of the Registrant

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. The following persons serve as executive officers of the Company.

Brian E. Lane, age 66, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience includes serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane holds a Bachelor of Science in Chemistry from the University of Notre Dame and a Master of Business Administration from Boston College.

William George, age 59, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts, law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Trent T. McKenna, age 51, has served as Executive Vice President and Chief Operating Officer since January 2022 and was formerly Senior Vice President and Chief Operating Officer during 2021. Mr. McKenna previously served as our Senior Vice President and Vice President – Region 4 from January 2019 to December 2020; Senior Vice President, General Counsel and Secretary from August 2013 to December 2018; Vice President, General Counsel and Secretary from May 2005 to August 2013; and Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas, office of Akin Gump Strauss Hauer & Feld LLP, an international law firm. Mr. McKenna earned a Bachelor of Arts degree in English from Brigham Young University and his Juris Doctorate from Duke University School of Law.

Julie S. Shaeff, age 58, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Laura F. Howell, age 36, has served as Senior Vice President and General Counsel for the Company since January 2022 and formerly served as Vice President and General Counsel from January 2019 to December 2021. Previously, Ms. Howell served as the Associate General Counsel from January 2018 to December 2018 and as Senior Counsel, Corporate from November 2014 to December 2017. Prior to joining the Company, she was an associate in the corporate department of the Houston office of Latham & Watkins, LLP from November 2013 to October 2014. From September 2012 to October 2013, Ms. Howell was an associate in the corporate department of the Silicon Valley office of Fenwick & West, LLP. Ms. Howell holds a Bachelor of Arts in Economics from Wake Forest University and a Juris Doctorate from Stanford Law School.

Terrence Reed, age 64, has served as Senior Vice President, Chief Human Resources Officer since January 2024 and formerly served as Senior Vice President of People and Leadership Development from March 2021 to December 2023. Mr. Reed joined the Company after working in various senior manufacturing and HR leadership positions in several organizations, including Koch Engineered Solutions and Buckeye Technologies. Mr. Reed is a graduate of the University of South Alabama, where he completed studies in Mechanical Engineering, and is a former US Army officer.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol FIX on the New York Stock Exchange.

As of February 16, 2024, there were approximately 262 stockholders of record of our Common Stock, and the last reported sale price on that date was $248.50 per share.

We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our credit agreement may limit the amount of dividends we can pay at any time that our Net Leverage Ratio exceeds 2.75 to 1.00.

The following Corporate Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of December 31, 2023, we have repurchased a cumulative total of 10.3 million shares at an average price of $26.27 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2023, we repurchased 0.1 million shares for approximately $21.3 million at an average price of $152.75 per share.

During the year ended December 31, 2023, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	17,100	$116.89	10,133,946	810,179
February 1 - February 28	8,500	$122.13	10,142,446	801,679
March 1 - March 31	3,800	$139.69	10,146,246	797,879
April 1 - April 30	22,200	$132.20	10,168,446	775,679
May 1 - May 31	300	$149.28	10,168,746	775,379
June 1 - June 30	1,500	$152.26	10,170,246	773,879
July 1 - July 31	500	$154.60	10,170,746	773,379
August 1 - August 31	—	$—	10,170,746	773,379
September 1 - September 30	9,750	$175.37	10,180,496	763,629
October 1 - October 31	65,250	$164.81	10,245,746	698,379
November 1 - November 30	5,278	$186.26	10,251,024	693,101
December 1 - December 31	5,300	$189.79	10,256,324	687,801
	139,478	$152.75	10,256,324	687,801
(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.9 million shares have been approved for repurchase.

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

Approximately 89.0% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of December 31, 2023, we had 10,481 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $1.1 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $10.2 billion of aggregate contract value as of December 31, 2023, or approximately 86%, out of a total contract value for all projects in progress of $12.0 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2023, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	9,477	$1,722.1
$2 million - $10 million	743	3,346.2
$10 million - $20 million	125	1,761.0
$20 million - $40 million	96	2,688.2
Greater than $40 million	40	2,448.7
Total	10,481	$11,966.2

In addition to project work, approximately 11.0% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 44 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries and location of the work.

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

Operating Environment and Management Emphasis

In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets or pauses during 2020 and 2021. We experienced increasing demand in 2022 and 2023, and we expect that the demand environment, especially for industrial and technology customers, will remain at high levels in 2024. Although we have largely recovered from negative impacts caused by the COVID-19 pandemic, we continue to experience increased labor costs, supply constraints and cost increases, and delays in delivery of various materials and equipment. We expect that constraints and delays will continue to abate in 2024; however, we anticipate that pressure on cost and availability, especially for skilled labor, will continue throughout 2024.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of December 31, 2023, we had $779.8 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-five calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Accounting for Income Taxes – Our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of our income taxes, including the ability to recover our deferred tax assets based on assumptions about future taxable income. We record liabilities for uncertain tax positions when we determine whether it is more likely than not that the positions will be sustained based on their technical merits, and we recognize tax benefits that are more than 50 percent likely to be realized upon ultimate settlement with the relevant taxing authority.

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

Results of Operations (in thousands, except percentages):

	Year Ended December 31,
	2023		2022		2021
Revenue	$5,206,760	100.0%	$4,140,364	100.0%	$3,073,636	100.0%
Cost of services	4,216,251	81.0%	3,398,756	82.1%	2,510,429	81.7%
Gross profit	990,509	19.0%	741,608	17.9%	563,207	18.3%
Selling, general and administrative expenses	574,423	11.0%	489,344	11.8%	376,309	12.2%
Gain on sale of assets	(2,302)	—	(1,585)	—	(1,540)	(0.1)%
Operating income	418,388	8.0%	253,849	6.1%	188,438	6.1%
Interest income	3,492	0.1%	46	—	24	—
Interest expense	(10,281)	(0.2)%	(13,352)	(0.3)%	(6,196)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(23,607)	(0.5)%	(4,819)	(0.1)%	7,820	0.3%
Other income	202	—	134	—	188	—
Income before income taxes	388,194	7.5%	235,858	5.7%	190,274	6.2%
Provision (benefit) for income taxes	64,796		(10,089)		46,926
Net income	$323,398		$245,947		$143,348

2023 Compared to 2022

We had 42 operating locations as of December 31, 2022. In the first quarter of 2023, we completed the acquisition of Eldeco, Inc. (“Eldeco”), which reports as a separate operating location. In the fourth quarter of 2023, we completed the acquisition of DECCO, Inc. (“DECCO”), which reports as a separate operating location. We had 44 operating locations as of December 31, 2023. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2023 to 2022, as described below, excludes Eldeco, which was acquired on February 1, 2023, DECCO, which was acquired on October 2, 2023, and three months of results for Atlantic Electric, LLC (“Atlantic”), which was acquired on April 1, 2022. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue increased $1.07 billion, or 25.8%, to $5.21 billion in 2023 compared to 2022. The increase included a 3.3% increase related to the Eldeco, DECCO and Atlantic acquisitions, as well as a 22.5% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions. The increase in demand has been particularly strong in the technology and manufacturing sectors such as data centers, chip plants, food, pet food and pharmaceuticals.

The following table presents our operating segment revenue (in thousands, except percentages):

	Year Ended December 31,
	2023		2022
Revenue:
Mechanical Segment	$3,946,022	75.8%	$3,178,475	76.8%
Electrical Segment	1,260,738	24.2%	961,889	23.2%
Total	$5,206,760	100.0%	$4,140,364	100.0%

Revenue for our mechanical segment increased $767.5 million, or 24.1%, to $3.95 billion in 2023 compared to 2022. Of this increase, $12.8 million resulted from the acquisition of DECCO, and $754.7 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($260.0 million) and our North Carolina operation ($158.0 million), and in the manufacturing sector at one of our Indiana operations ($92.4 million) and another one of our Texas operations ($49.2 million).

Revenue for our electrical segment increased $298.8 million, or 31.1%, to $1.26 billion in 2023 compared to 2022. The increase primarily resulted from the acquisition of Eldeco ($115.5 million), as well as an additional three months of revenue related to the Atlantic acquisition ($6.7 million). The same-store revenue increase of $176.6 million was primarily attributable to an increase in activity in the technology sector at our Texas electrical operation ($96.3 million) and in the manufacturing sector at our North Carolina electrical operation ($49.4 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	December 31, 2023		December 31, 2022
Backlog:
Mechanical Segment	$4,027,927	78.1%	$3,299,630	81.2%
Electrical Segment	1,129,449	21.9%	764,113	18.8%
Total	$5,157,376	100.0%	$4,063,743	100.0%

Backlog as of December 31, 2023 was $5.16 billion, a 20.3% increase from September 30, 2023 backlog of $4.29 billion and a 26.9% increase from December 31, 2022 backlog of $4.06 billion. The sequential backlog increase included the acquisition of DECCO ($29.7 million) as well as a same-store increase of $840.1 million, or 19.6%. The same-store sequential backlog increase was primarily a result of increased project bookings in the manufacturing sector at our North Carolina operation ($268.2 million), in the technology sector at one of our Texas operations ($266.9 million) and in the healthcare sector at one of our Virginia operations ($203.6 million). The year-over-year backlog increase included the acquisitions of Eldeco ($150.7 million) and DECCO ($29.7 million) as well as a same-store increase of $913.3 million, or 22.5%. Same-store year-over-year backlog was broad-based, and increased primarily due to increased project bookings in the healthcare and office building sectors at one of our Virginia operations ($271.5 million), in the manufacturing sector at our North Carolina operation ($202.9 million) and in the technology sector at our Texas electrical operation ($84.0 million).

Gross Profit—Gross profit increased $248.9 million, or 33.6%, to $990.5 million in 2023 as compared to 2022. The increase included a $14.2 million, or 1.9%, increase related to the Eldeco, DECCO and Atlantic acquisitions, as well as a $234.7 million, or 31.7%, increase on a same-store basis. The same-store increase in gross profit was broad-based and was primarily driven by higher revenues in the current year including increased volumes at one of our Texas operations ($40.8 million), our North Carolina operation ($29.5 million) and our Texas electrical operation ($25.9 million). Additionally, we achieved improvements in project execution at our Kentucky electrical operation ($30.0 million) and another one of our Texas operations ($23.6 million). As a percentage of revenue, gross profit increased from 17.9% in 2022 to 19.0% in 2023, primarily due to the factors discussed above and improvements in our electrical segment gross profit margin. Our overall margin increases were partially offset by growth in modular construction jobs in 2023, which have lower margins than any of our other businesses.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $85.1 million, or 17.4%, to $574.4 million for 2023 as compared to 2022. On a same-store basis, excluding amortization expense, SG&A increased $67.3 million, or 14.9%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($59.9 million), largely attributable to increased headcount. This increase was partially offset by a decrease in professional fees of $3.3 million as compared to the prior year related to the credit for increasing research activities (the “R&D tax credit”) for prior tax years. Amortization expense increased $1.8 million during the period primarily as a result of the Eldeco, Atlantic and DECCO acquisitions. As a percentage of revenue, SG&A decreased from 11.8% in 2022 to 11.0% in 2023 due to leverage resulting from the increase in revenue.

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

	Year Ended
	December 31,
	2023	2022

	(in thousands)
SG&A	$574,423	$489,344
Less: SG&A from companies acquired	(15,989)	—
Less: Amortization expense	(38,234)	(36,426)
Same-store SG&A, excluding amortization expense	$520,200	$452,918

Interest Income—Interest income increased $3.4 million in 2023 as compared to 2022. The increase in interest income is primarily due to interest awarded to us related to a dispute with a customer.

Interest Expense—Interest expense decreased $3.1 million, or 23.0%, in 2023 as compared to 2022. The decrease in interest expense is primarily due to a decrease in our average outstanding balance, partially offset by an increase in our average interest rate on our borrowings in 2023 as compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations increased $18.8 million in 2023 compared to 2022. This increase was primarily caused by higher expenses at our Kentucky electrical operation and Eldeco, driven by stronger actual current earnings and forecasted results. Expense or income from changes in earn-out valuations may be more volatile in future periods due to large earn-out agreements for acquisitions that closed in the first quarter of 2024.

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

Our provision for income taxes for 2023 was $64.8 million with an effective tax rate of 16.7%, as compared to a benefit for income taxes of $10.1 million with a negative effective tax rate of 4.3% for 2022. The effective rate for

2023 was lower than the 21% federal statutory rate due to the current year R&D tax credit (6.3%) and an increase in the R&D tax credit for the 2022 tax year (2.8%). These R&D tax credit benefits were partially offset by net state income taxes (3.7%) and nondeductible expenses (1.5%). The effective rate for 2022 was significantly lower than the 21% federal statutory rate due to a reduction in net unrecognized tax benefits primarily from settlement with the Internal Revenue Service (the “IRS”) for 2016, 2017, and 2018 tax years (7.6%), the filing of returns to claim the R&D tax credit for 2019, 2020 and 2021 tax years (15.1%) and inclusion of the R&D tax credit for 2022 (6.7%). These benefits were partially offset by net state income taxes (4.0%) and nondeductible expenses related to TAS Energy Inc. (1.7%). Refer to Note 11 in the Consolidated Financial Statements for a reconciliation of the federal statutory rates to the effective tax rates reflected in our financial statements.

As a result of conforming amendments made to the R&D tax credit in connection with the deferral of tax deductions for research and experimental (“R&E”) expenditures pursuant to the Tax Cuts and Jobs Act (2017), our provision for income taxes for the year ended December 31, 2023 benefited from a $10.0 million increase in the R&D tax credit. Of the $10.0 million increase, $4.9 million related to the R&D tax credit for the 2022 tax year.

2022 Compared to 2021

For a discussion of the period-to-period comparison of 2022 to 2021, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2022 Compared to 2021” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Outlook

We experienced strong ongoing demand in 2023, and, although we have largely recovered from negative impacts caused by the COVID-19 pandemic, we continue to experience increased labor costs, supply constraints, and delays in delivery of various materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges.

We have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges. Considering our substantial advance bookings, we currently anticipate solid earnings and cash flow for 2024. Although we are preparing for a wide range of challenges and economic circumstances, including an eventual recession, we currently expect that supportive conditions for our industry, especially for our industrial and technology customers, are likely to continue in 2024.

Liquidity and Capital Resources

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cash provided by (used in):
Operating activities	$639,568	$301,531	$180,151
Investing activities	(193,008)	(97,178)	(246,722)
Financing activities	(298,624)	(205,915)	70,451
Net increase (decrease) in cash and cash equivalents	$147,936	$(1,562)	$3,880
Free cash flow:
Cash provided by operating activities	$639,568	$301,531	$180,151
Purchases of property and equipment	(94,838)	(48,359)	(22,330)
Proceeds from sales of property and equipment	5,951	2,858	3,101
Free cash flow	$550,681	$256,030	$160,922

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

2023 Compared to 2022

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

We generated $639.6 million of cash flow from operating activities during 2023 compared with $301.5 million during 2022. The $338.1 million increase in cash provided by operating activities was primarily driven by higher pre-tax income in the current year, a $123.1 million benefit from billings in excess of costs and deferred revenue, attributable to the timing of billings and various project work due to favorable payment terms and timely payments, and a $43.4 million benefit from increases in accounts payable and accrued liabilities driven by the size and timing of payments. The benefit from these advance payments received in 2023 will reverse when project costs are incurred, except to the extent that additional advanced payments are received. These increases were partially offset by a $158.4 million increase in receivables, net driven by higher revenue as compared to the prior year, a $107.1 million federal tax receivable, discussed further below, and $33.3 million of tax refunds received in 2022. In early September 2023, the IRS issued interim guidance addressing, together with other topics, the treatment of R&E expenditures for taxpayers using the percentage of completion method to account for taxable income from long-term contracts. We have chosen to rely on such guidance beginning with the 2022 tax year, and the resultant reduction in taxable revenue offsets the deferral of tax deductions for R&E expenditures for the 2022 tax year. We filed our 2022 federal tax return in October 2023 requesting a refund of our $107.1 million overpayment, which was recorded in “Other Receivables” in our Balance Sheet as of December 31, 2023.

Cash Used in Investing Activities—Cash used in investing activities was $193.0 million for 2023 compared to $97.2 million during 2022. The $95.8 million increase in cash used primarily relates to an increase in cash paid (net of cash acquired) for acquisitions and higher purchases of property and equipment to support the growth in our business in the current year compared to 2022.

Cash Used in Financing Activities—Cash used in financing activities was $298.6 million for 2023 compared to $205.9 million during 2022. The $92.7 million increase in cash used is primarily due to higher net repayments on debt in the current year driven by strong operating cash flows.

2022 Compared to 2021

For a discussion of the period-to-period comparison of 2022 to 2021, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2022 Compared to 2021” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of December 31, 2023, we have repurchased a cumulative total of 10.3 million shares at an average price of $26.27 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2023, we repurchased 0.1 million shares for approximately $21.3 million at an average price of $152.75 per share.

Debt

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2023, we had no outstanding borrowings on the revolving credit facility, $70.2 million in letters of credit and $779.8 million of credit available.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense on notes to former owners	$1,365	$1,139	$1,052
Interest expense on borrowings and unused commitment fees	7,507	10,955	3,371
Interest expense (income) on interest rate swaps	—	(332)	499
Interest expense on finance leases	—	4	57
Letter of credit fees	724	800	679
Amortization of debt financing costs	685	786	538
Total	$10,281	$13,352	$6,196

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

We were in compliance with all of our financial covenants as of December 31, 2023.

Notes to Former Owners

As part of the consideration used to acquire eight companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $44.1 million as of December 31, 2023. At December 31, 2023, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2023	Interest Rates
2024	$4,800	2.5%
2025	21,645	2.3 - 3.0%
2026	14,125	2.5 - 5.5%
2027	3,500	5.5%
Total	$44,070

Outlook

We have generated positive net free cash flow for the last twenty-five calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Material Cash Requirements

Our material cash expenditures consist of normal operating expenditures, such as personnel costs, as well as the items noted in the following table. The table below summarizes current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with operating cash flows (in thousands):

	Twelve Months Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Notes to former owners	$4,800	$21,645	$14,125	$3,500	$—	$—	$44,070
Other debt	67	56	19	—	—	—	142
Interest payable	1,329	899	378	145	—	—	2,751
Operating lease obligations	35,653	33,968	30,348	26,158	22,448	148,371	296,946
Total	$41,849	$56,568	$44,870	$29,803	$22,448	$148,371	$343,909

As of December 31, 2023, we have $70.2 million in letter of credit commitments, of which $44.8 million will expire in 2024, $25.3 million will expire in 2025, and $0.1 million will expire in 2026. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’

compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in 2024, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

As discussed in Note 11 “Income Taxes,” included in our Consolidated Balance Sheet at December 31, 2023 is $20.6 million of liabilities for uncertain tax positions, or unrecognized tax benefits. We believe it is reasonably possible that a reduction of up to $5.3 million in unrecognized tax benefits could occur within the next twelve months. However, due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash flows related to these liabilities.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations at December 31, 2023:

	Twelve Months Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Fixed Rate Debt	$4,867	$21,701	$14,144	$3,500	$—	$—	$44,212
Average Interest Rate	3.2%	3.3%	4.3%	5.5%	—	—	3.8%

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.7% as of December 31, 2022. There were no outstanding borrowings on the revolving credit facility as of December 31, 2023.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. and its consolidated subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and judgments included within the Company’s estimated total costs at contract completion for its contracts with customers included the following, among others:

●	We tested the operating effectiveness of controls over the recognition of revenue, including those over the determination of estimated total costs at contract completion (including the estimated progress toward completion).
●	We evaluated quarter-over-quarter changes in contract profit estimates for a selection of contracts by obtaining explanations from Company’s management regarding the timing and amount of the changes in estimates and corroborating these inquiries by inspecting documents, including management workplans, customer communications, change orders, vendor invoices, and supplier or subcontractor communications.
●	We developed an independent expectation of recorded revenue at certain operating units using analytical procedures to incorporate relevant current and historical information and compared our expectations to the recorded revenue for the operating unit.
●	For a sample of contracts with customers, we performed the following:
o	Evaluated the reasonableness of management’s estimates of total costs and profit at contract completion by:
◾	Evaluating management’s estimate of total costs at contract completion by performing corroborating inquiries with the Company’s project managers and personnel involved with the contracts, and comparing the estimates to management’s workplans, suppliers’ contracts, subcontract agreements, third-party invoices from suppliers, historical actual results, and/or engineering specifications.
◾	Evaluating management’s ability to accurately estimate total costs and profits at contract completion by analyzing the comparison of actual costs and profits for completed projects or current year estimated costs of completion to prior year management’s estimates.
◾	Evaluating changes in estimates of total costs at contract completion by obtaining evidence regarding timing and amounts supporting these changes in estimates such as approved change order documents, communications with the customer, subcontract agreements and related amendments, and recent actual costs.

/s/ Deloitte & Touche LLP

Houston, Texas

February 22, 2024

We have served as the Company’s auditor since 2021.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,150	$57,214
Billed accounts receivable, less allowance for credit losses of $11,926 and $10,640, respectively	1,318,926	1,024,082
Unbilled accounts receivable, less allowance for credit losses of $850 and $1,011, respectively	72,774	77,030
Other receivables, less allowance for credit losses of $522 and $510, respectively	166,319	38,369
Inventories	65,538	35,309
Prepaid expenses and other	54,309	48,456
Costs and estimated earnings in excess of billings, less allowance for credit losses of $79 and $80, respectively	28,084	27,211
Total current assets	1,911,100	1,307,671
PROPERTY AND EQUIPMENT, NET	208,568	143,949
LEASE RIGHT-OF-USE ASSET	205,712	130,666
GOODWILL	666,834	611,789
IDENTIFIABLE INTANGIBLE ASSETS, NET	280,397	273,901
DEFERRED TAX ASSETS	17,723	115,665
OTHER NONCURRENT ASSETS	15,245	13,837
Total assets	$3,305,579	$2,597,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,867	$9,000
Accounts payable	419,962	337,385
Accrued compensation and benefits	169,136	127,765
Billings in excess of costs and estimated earnings and deferred revenue	909,538	548,293
Accrued self-insurance	27,774	27,644
Other current liabilities	189,928	120,715
Total current liabilities	1,721,205	1,170,802
LONG-TERM DEBT	39,345	247,245
LEASE LIABILITIES	188,136	111,744
DEFERRED TAX LIABILITIES	1,120	—
OTHER LONG-TERM LIABILITIES	77,944	67,764
Total liabilities	2,027,750	1,597,555
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,438,625 and 5,362,224 shares, respectively	(209,807)	(187,212)
Additional paid-in capital	339,562	332,080
Retained earnings	1,147,663	854,644
Total stockholders’ equity	1,277,829	999,923
Total liabilities and stockholders’ equity	$3,305,579	$2,597,478

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
REVENUE	$5,206,760	$4,140,364	$3,073,636
COST OF SERVICES	4,216,251	3,398,756	2,510,429
Gross profit	990,509	741,608	563,207
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	574,423	489,344	376,309
GAIN ON SALE OF ASSETS	(2,302)	(1,585)	(1,540)
Operating income	418,388	253,849	188,438
OTHER INCOME (EXPENSE):
Interest income	3,492	46	24
Interest expense	(10,281)	(13,352)	(6,196)
Changes in the fair value of contingent earn-out obligations	(23,607)	(4,819)	7,820
Other	202	134	188
Other income (expense)	(30,194)	(17,991)	1,836
INCOME BEFORE INCOME TAXES	388,194	235,858	190,274
PROVISION (BENEFIT) FOR INCOME TAXES	64,796	(10,089)	46,926
NET INCOME	$323,398	$245,947	$143,348

INCOME PER SHARE:
Basic	$9.03	$6.84	$3.95
Diluted	$9.01	$6.82	$3.93

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,802	35,932	36,285
Diluted	35,895	36,046	36,450

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	143,348	143,348
Issuance of Stock:
Issuance of shares for options exercised	—	—	195,724	5,399	235	—	5,634
Issuance of restricted stock & performance stock	—	—	101,360	2,681	(473)	—	2,208
Shares received in lieu of tax withholding on vested stock	—	—	(31,413)	(2,363)	—	—	(2,363)
Stock-based compensation	—	—	—	—	4,848	—	4,848
Dividends ($0.48 per share)	—	—	—	—	—	(17,384)	(17,384)
Share repurchase	—	—	(362,796)	(27,054)	—	—	(27,054)
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	245,947	245,947
Issuance of Stock:
Issuance of shares for options exercised	—	—	34,187	1,174	(88)	—	1,086
Issuance of restricted stock & performance stock	—	—	113,955	3,657	(113)	—	3,544
Shares received in lieu of tax withholding on vested stock	—	—	(36,006)	(3,247)	—	—	(3,247)
Stock-based compensation	—	—	—	—	5,220	—	5,220
Dividends ($0.56 per share)	—	—	—	—	—	(20,077)	(20,077)
Share repurchase	—	—	(442,049)	(38,216)	—	—	(38,216)
BALANCE AT DECEMBER 31, 2022	41,123,365	$411	(5,362,224)	$(187,212)	$332,080	$854,644	$999,923
Net income	—	—	—	—	—	323,398	323,398
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,000	36	(18)	—	18
Issuance of restricted stock & performance stock	—	—	94,729	3,398	1,117	—	4,515
Shares received in lieu of tax withholding on vested stock	—	—	(32,652)	(4,725)	—	—	(4,725)
Stock-based compensation	—	—	—	—	6,383	—	6,383
Dividends ($0.85 per share)	—	—	—	—	—	(30,379)	(30,379)
Share repurchase	—	—	(139,478)	(21,304)	—	—	(21,304)
BALANCE AT DECEMBER 31, 2023	41,123,365	$411	(5,438,625)	$(209,807)	$339,562	$1,147,663	$1,277,829

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323,398	$245,947	$143,348
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	43,404	47,795	40,505
Depreciation expense	38,162	33,552	28,439
Change in right-of-use assets	25,964	21,557	17,592
Bad debt expense	4,944	2,670	(1,452)
Deferred tax provision (benefit)	95,296	(94,505)	6,902
Amortization of debt financing costs	685	786	538
Gain on sale of assets	(2,302)	(1,585)	(1,540)
Changes in the fair value of contingent earn-out obligations	23,607	4,819	(7,820)
Stock-based compensation	12,939	10,532	10,593
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(381,555)	(223,178)	(58,046)
Inventories	(29,688)	(13,495)	(5,651)
Prepaid expenses and other current assets	(11,137)	(26,238)	(8,623)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	7,350	(9,643)	(17,271)
Other noncurrent assets	(152)	(995)	(1,174)
Increase (decrease) in—
Accounts payable and accrued liabilities	136,467	93,110	(5,171)
Billings in excess of costs and estimated earnings and deferred revenue	349,166	226,019	53,795
Other long-term liabilities	3,020	(15,617)	(14,813)
Net cash provided by operating activities	639,568	301,531	180,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(94,838)	(48,359)	(22,330)
Proceeds from sales of property and equipment	5,951	2,858	3,101
Cash paid for acquisitions, net of cash acquired	(102,261)	(49,217)	(227,493)
Payments for investments	(1,860)	(2,460)	—
Net cash used in investing activities	(193,008)	(97,178)	(246,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	285,000	555,000	275,000
Payments on revolving credit facility	(500,000)	(560,000)	(125,000)
Payments on term loan	—	(120,000)	(15,000)
Payments on other debt	(12,033)	(12,256)	(15,696)
Payments on finance lease liabilities	—	(899)	(3,805)
Debt financing costs	—	(2,297)	—
Payments of dividends to stockholders	(30,379)	(20,077)	(17,384)
Share repurchase	(21,184)	(38,216)	(27,054)
Shares received in lieu of tax withholding	(4,725)	(3,247)	(2,363)
Proceeds from exercise of options	18	1,086	5,634
Deferred acquisition payments	—	(50)	(400)
Payments for contingent consideration arrangements	(15,321)	(4,959)	(3,481)
Net cash provided by (used in) financing activities	(298,624)	(205,915)	70,451
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147,936	(1,562)	3,880
CASH AND CASH EQUIVALENTS, beginning of period	57,214	58,776	54,896
CASH AND CASH EQUIVALENTS, end of period	$205,150	$57,214	$58,776

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout the United States. Approximately 54.8% of our consolidated 2023 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 45.2% attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2023	2022	2021
Interest	$9,862	$12,915	$6,052
Income taxes, net of refunds	$100,254	$44,296	$52,204

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires an acquirer to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods within that year. We adopted this standard on January 1, 2023, and the impact on our consolidated financial statements was not material.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief decision maker and included within each reported measure of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU 2023-07 will have on our disclosures; however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The standard also requires entities to make additional disclosures on income taxes paid as well as on certain income statement-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU 2023-09 will have on our disclosures; however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

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

Activity in our allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2023				2022
	Service	Construction	Other	Total	Service	Construction	Other	Total
Balance at beginning of year	$5,245	$6,931	$65	$12,241	$3,294	$6,758	$58	$10,110
Bad debt expense	2,113	2,819	12	4,944	2,431	232	7	2,670
Deductions for uncollectible receivables written off, net of recoveries	(1,658)	(2,355)	—	(4,013)	(804)	(402)	—	(1,206)
Credit allowance of acquired receivables on the acquisition date	—	205	—	205	324	343	—	667
Balance at end of period	$5,700	$7,600	$77	$13,377	$5,245	$6,931	$65	$12,241

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

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers, including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights related to that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for credit losses. We have a diverse customer base, with our top customer representing 14% of consolidated 2023 revenue.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

We have a $4.3 million investment in a construction focused technology fund with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

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

Selling, marketing and estimation costs incurred in relation to selling contracts are expensed as incurred. On rare occasions, we may incur significant expenses related to selling a contract that we only incurred because we sold that contract. If this occurs, we capitalize that cost and amortize it on a completion percentage basis over the life of the contract. We do not currently have any capitalized selling, marketing, or estimation costs in our Consolidated Balance Sheet and did not incur any impairment loss on such costs in the current year.

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

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date completion percentage of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in our Consolidated Statement of Operations can, and usually does, differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Consolidated Balance Sheet under the caption “Costs and Estimated Earnings in Excess of Billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our Consolidated Balance Sheet under the caption “Billings in Excess of Costs and Estimated Earnings and Deferred Revenue.”

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each Balance Sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2023 and 2022 were $245.0 million and $193.6 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2023 and 2022 included $32.9 million and $29.8 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each Balance Sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2023.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation from change orders collected from customers.

We typically invoice our customers with payment terms of net due in 30 days. It is common in the construction industry for a contract to specify more lenient payment terms allowing the customer 45 to 60 days to make their payment. It is also common for a contract in the construction industry to specify that a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, we receive payment of our invoices between 30 to 90 days of the date of the invoice.

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

During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, net revenue recognized from our performance obligations partially satisfied in previous periods was not material.

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

	Year Ended December 31,
Revenue by Service Provided	2023		2022		2021
Mechanical Segment	$3,946,022	75.8%	$3,178,475	76.8%	$2,542,623	82.7%
Electrical Segment	1,260,738	24.2%	961,889	23.2%	531,013	17.3%
Total	$5,206,760	100.0%	$4,140,364	100.0%	$3,073,636	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2023		2022		2021
Manufacturing	$1,751,684	33.6%	$1,426,962	34.5%	$970,986	31.6%
Technology	1,114,382	21.4%	546,290	13.2%	385,702	12.5%
Healthcare	554,906	10.6%	584,023	14.1%	417,901	13.6%
Education	493,982	9.5%	445,638	10.8%	390,251	12.7%
Office Buildings	400,754	7.7%	349,235	8.4%	308,799	10.1%
Retail, Restaurants and Entertainment	310,381	6.0%	311,697	7.5%	213,386	6.9%
Government	301,837	5.8%	255,314	6.2%	174,813	5.7%
Multi-Family and Residential	181,780	3.5%	126,339	3.0%	112,779	3.7%
Other	97,054	1.9%	94,866	2.3%	99,019	3.2%
Total	$5,206,760	100.0%	$4,140,364	100.0%	$3,073,636	100.0%

	Year Ended December 31,
Revenue by Activity Type	2023		2022		2021
New Construction	$2,853,239	54.8%	$2,011,992	48.6%	$1,421,784	46.3%
Existing Building Construction	1,337,023	25.6%	1,210,512	29.2%	963,461	31.3%
Service Projects	446,151	8.6%	382,155	9.2%	278,582	9.1%
Service Calls, Maintenance and Monitoring	570,347	11.0%	535,705	13.0%	409,809	13.3%
Total	$5,206,760	100.0%	$4,140,364	100.0%	$3,073,636	100.0%

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Advanced payments from customers related to work not yet started are classified as deferred revenue. Contract liabilities are not considered to have a significant financing component, as they are used to meet working capital requirements that are generally higher in the early stages of a contract and are intended to protect us from the other party failing to meet its obligations under the contract. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$28,084	$27,211
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$909,538	$548,293

Contract assets and liabilities fluctuate year to year based on various factors, including, but not limited to, the variability in billing and payment terms of customers and changes in the number and size of projects in progress at period end. Contract assets and contract liabilities increased from December 31, 2022 to December 31, 2023 by approximately $0.9 million and $361.2 million, respectively. The increase in contract assets was primarily due to an increase of $4.1 million as a result of the acquisitions of Eldeco, Inc. (“Eldeco”) and DECCO, Inc. (“DECCO”). This increase was substantially offset by a decrease of $3.2 million due to the timing of billings and related costs and estimated earnings in excess of billings at December 31, 2023 as compared to December 31, 2022. The increase in contract liabilities was driven by an increase of $349.1 million related to an increase in billings in excess of costs recognized on our performance obligations, primarily from projects within the technology sector. Additionally, there was an increase of $12.1 million as a result of the Eldeco and DECCO acquisitions.

During the years ended December 31, 2023 and 2022, we recognized revenue of $500.6 million and $286.5 million related to our contract liabilities at January 1, 2023 and January 1, 2022, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2023 and 2022.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.16 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our revolving credit facility. The interest rate swap agreements terminated on September 30, 2022.

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps, if any, are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Statement of Operations in “Interest Expense.” For the years ended December 31, 2022 and 2021, we recognized a net gain of $0.3 million and a net loss of $0.5 million, respectively, related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$205,150	$—	$—	$205,150
Life insurance—cash surrender value	$—	$7,473	$—	$7,473
Contingent earn-out obligations	$—	$—	$44,222	$44,222

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,214	$—	$—	$57,214
Life insurance—cash surrender value	$—	$9,315	$—	$9,315
Contingent earn-out obligations	$—	$—	$32,317	$32,317

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

We have life insurance policies covering 131 employees with a combined face value of $87.8 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of December 31, 2023, cash flows were discounted using a weighted average cost of capital ranging from 15.0% - 16.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Balance at beginning of year	$32,317	$34,114
Issuances	4,315	—
Settlements	(16,017)	(6,616)
Adjustments to fair value	23,607	4,819
Balance at end of year	$44,222	$32,317

5. Acquisitions

On October 2, 2023, we acquired all of the issued and outstanding equity interests of DECCO, Inc. (“DECCO”), headquartered in Nashua, New Hampshire, for a total preliminary purchase price of $59.8 million, which included $48.8 million of cash paid on the closing date, $7.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. DECCO operates in the Northeastern United States and performs mechanical and plumbing services with specialties in piping systems, steam, power, biotechnical processes and conveying systems, in addition to turnkey tool and equipment installation, critical equipment handling services and associated maintenance and support services. As a result of the acquisition, DECCO is a wholly owned subsidiary of the Company reported in our mechanical segment. The goodwill recognized as a result of the DECCO acquisition is not deductible for tax purposes.

On February 1, 2023, we acquired all of the issued and outstanding shares of capital stock of Eldeco, Inc. (“Eldeco”), headquartered in South Carolina, for a total purchase price of $74.0 million, which included $60.8 million of cash paid on the closing date, $8.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Eldeco performs electrical design and construction services in the Southeastern region of the United States. As a result of the acquisition, Eldeco is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Eldeco acquisition is deductible for tax purposes.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2021	$361,320	$230,794	$592,114
Acquisitions and purchase price adjustments (See Note 5)	2,609	17,066	19,675
Balance at December 31, 2022	363,929	247,860	611,789
Acquisitions and purchase price adjustments (See Note 5)	29,347	25,698	55,045
Balance at December 31, 2023	$393,276	$273,558	$666,834

The aggregate goodwill balance as of December 31, 2023 and 2022 includes $116.6 million of accumulated impairment charges, all of which relate to the mechanical segment.

During our annual impairment testing on October 1, 2023, we performed a qualitative assessment for each reporting unit, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e., macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. Accordingly, no further testing was required.

For the years ended December 31, 2023, 2022 and 2021, no impairment of our goodwill or other intangible assets was recorded.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Weighted-Average	December 31, 2023		December 31, 2022
	Remaining Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer Relationships	6.4	$376,621	$(193,338)	$340,721	$(161,049)
Backlog	0.6	5,900	(4,331)	3,200	(2,361)
Trade Names	17.6	129,661	(34,116)	121,561	(28,171)
Total		$512,182	$(231,785)	$465,482	$(191,581)

Identifiable intangible assets attributable to businesses acquired in 2023 have been preliminarily valued at $49.9 million, consisting of customer relationships, trade names, and backlog. Identifiable intangible assets attributable to businesses acquired in 2022 have been valued at $16.9 million, consisting of customer relationships and trade names. The weighted-average initial amortization period for the identifiable intangible assets attributable to businesses acquired in 2023 and 2022 was 10.2 years and 10.8 years, respectively.

The amounts attributable to customer relationships and trade names are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or under a shorter period of time using the straight-line method if the pattern of economic benefit cannot be reliably estimated. Our intangible assets related to customer relationships and trade names are amortized over periods from one to twenty-five years. The amounts attributable to backlog are amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $43.4 million, $47.8 million and $40.5 million, respectively.

As of December 31, 2023, future amortization expense of identifiable intangible assets was as follows (in thousands):

Year ending December 31—
2024	$39,851
2025	36,095
2026	35,251
2027	33,269
2028	33,109
Thereafter	102,822
Total	$280,397

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2023	2022
Land	—	$8,437	$6,792
Transportation equipment	1 - 7	188,073	153,587
Machinery and equipment	1 - 20	77,142	56,357
Computer and telephone equipment	1 - 10	29,052	23,551
Buildings and leasehold improvements	1 - 40	101,568	80,275
Furniture and fixtures	1 - 17	8,600	6,270
Construction in progress	—	12,645	6,717
		425,517	333,549
Less—Accumulated depreciation		(216,949)	(189,600)
Property and equipment, net		$208,568	$143,949

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $38.2 million, $33.6 million and $28.4 million, respectively.

8. Detail of Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued warranty costs	$11,650	$9,429
Current lease liability	24,426	21,151
Accrued job losses	5,458	3,650
Accrued sales and use tax	6,592	5,335
Liabilities due to former owners	49,024	31,510
Other current liabilities	92,778	49,640
	$189,928	$120,715

9. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2023	2022
Revolving credit facility	$—	$215,000
Notes to former owners	44,070	41,040
Other debt	142	205
Total debt	44,212	256,245
Less—current portion	(4,867)	(9,000)
Total long-term portion of debt	$39,345	$247,245

At December 31, 2023, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2024	$4,867
2025	21,701
2026	14,144
2027	3,500
$44,212

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense on notes to former owners	$1,365	$1,139	$1,052
Interest expense on borrowings and unused commitment fees	7,507	10,955	3,371
Interest expense (income) on interest rate swaps	—	(332)	499
Interest expense on finance leases	—	4	57
Letter of credit fees	724	800	679
Amortization of debt financing costs	685	786	538
Total	$10,281	$13,352	$6,196

Revolving Credit Facility

On May 25, 2022, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, increasing our borrowing capacity to $850 million. As amended, the Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $850.0 million. The amended Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2022, we incurred approximately $2.3 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.2 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2023, we had no outstanding borrowings on the revolving credit facility, $70.2 million in letters of credit outstanding and $779.8 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2023, the book value of these assets was approximately $162.4 million.

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

We were in compliance with all of our financial covenants as of December 31, 2023.

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

These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2023 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	5.83%
Wells Fargo Bank, N.A. Prime Rate	8.50%
One-month SOFR plus 1.00%	6.34%
SOFR Loan Option:
One-month SOFR	5.34%
Three-month SOFR	5.36%
Six-month SOFR	5.35%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.7% as of December 31, 2022. There were no outstanding borrowings on the revolving credit facility as of December 31, 2023.

Notes to Former Owners

As part of the consideration used to acquire eight companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $44.1 million as of December 31, 2023. At December 31, 2023, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2023	Interest Rates
2024	$4,800	2.5%
2025	21,645	2.3 - 3.0%
2026	14,125	2.5 - 5.5%
2027	3,500	5.5%
Total	$44,070

10. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $53.7 million in 2023, $19.1 million in 2022 and $11.9 million in 2021. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of December 31, 2023 and 2022 was 5.8% and 4.3%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2023, 2022 and 2021 was $86.1 million, $46.0 million and $34.2 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. In the third quarter of 2023, we commenced two large real estate leases to support our expected growth in off-site construction, with lease terms longer than our typical term. The weighted average remaining lease term for our operating leases was 10.9 years at December 31, 2023 and 8.1 years at December 31, 2022.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the years ended December 31, 2023, 2022 and 2021 was approximately $7.6 million, $6.9 million and $4.9 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Operating lease right-of-use assets	$205,712	$130,666
Operating lease liabilities:
Other current liabilities	$24,426	$21,151
Long-term operating lease liabilities	188,136	111,744
Total operating lease liabilities	$212,562	$132,895

The maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Year ending December 31—
2024	$35,653
2025	33,968
2026	30,348
2027	26,158
2028	22,448
Thereafter	148,371
Total lease payments	296,946
Less—present value discount	(84,384)
Present value of operating lease liabilities	$212,562

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$29,454	$26,740
Operating lease right-of-use assets obtained in exchange for lease liabilities	$101,010	$27,467

11. Income Taxes

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2023	2022	2021
Current tax provision (benefit)—
Federal	$(34,722)	$58,040	$31,283
State	4,222	26,376	8,741
Total current	(30,500)	84,416	40,024
Deferred tax provision (benefit)—
Federal	81,119	(80,130)	6,197
State	14,177	(14,375)	705
Total deferred	95,296	(94,505)	6,902
Provision (benefit) for income taxes	$64,796	$(10,089)	$46,926

The provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 resulted in effective tax rates on continuing operations of 16.7%, (4.3%) and 24.7%, respectively. The reasons for the differences between these effective tax rates and the federal statutory rates are as follows (in thousands, except percentages):

	December 31,
	2023	2022	2021
Federal statutory rate of—	21%	21%	21%
Income taxes at the federal statutory rate	$81,521	$49,530	$39,958
Increases (decreases) resulting from—
Net state income taxes	14,278	9,376	7,340
Net unrecognized tax benefits	9,049	(17,922)	640
Nondeductible expenses	5,774	4,045	2,381
R&D tax credit	(43,791)	(51,398)	—
Stock-based compensation deductions	(928)	(872)	(2,210)
Other	(1,107)	(2,848)	(1,183)
Provision (benefit) for income taxes	$64,796	$(10,089)	$46,926

Following an Internal Revenue Service (“IRS”) survey of the previously filed refund claims for the 2016, 2017 and 2018 tax years, the Joint Committee on Taxation approved such refunds in late January 2022. As a result, our benefit for income taxes in the first quarter of 2022 included a $28.8 million reduction in unrecognized tax benefits plus approximately $1.6 million of net interest income on the refunds.

Our benefit for income taxes in the first quarter of 2022 was further increased by $26.8 million for the expected refunds due to our intention to claim the credit for increasing research activities (the “R&D tax credit”) for the 2019, 2020 and 2021 tax years. In the third quarter of 2022, we claimed the R&D tax credit on our originally filed 2021 federal return and recognized an additional $1.7 million benefit for the 2019, 2020 and 2021 tax years. Additionally, in February 2023, we filed amended federal returns for 2019 and 2020 requesting refunds primarily from claiming the R&D tax credit.

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

In early September 2023, the IRS issued interim guidance addressing, together with other topics, the treatment of research and experimental (“R&E”) expenditures for taxpayers using the percentage of completion method to account for taxable income from long-term contracts. We have chosen to rely on such guidance beginning with the 2022 tax year, and the resultant reduction in taxable revenue offsets the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017) for the 2022 tax year. We filed our 2022 federal tax return in October 2023 requesting a refund of our $107.1 million overpayment, which was not received during the year ended December 31, 2023.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Deferred tax assets—
Accounts receivable and allowance for credit losses	$3,203	$2,530
Stock-based compensation	4,549	3,809
Accrued liabilities and expenses	44,209	34,179
Lease liabilities	51,065	32,048
Net operating loss carryforwards	5,877	5,361
Intangible assets	8,570	9,204
Research and experimental expenditures	195,444	106,002
Other	1,234	539
Subtotal	314,151	193,672
Valuation allowances	(156)	(379)
Total deferred tax assets	313,995	193,293
Deferred tax liabilities—
Property and equipment	(27,049)	(18,882)
Lease right-of-use asset	(51,058)	(32,025)
Long-term contracts	(193,144)	(1,870)
Goodwill	(24,452)	(23,288)
Other	(1,689)	(1,563)
Total deferred tax liabilities	(297,392)	(77,628)
Net deferred tax assets	$16,603	$115,665

The deferred tax assets and deferred tax liabilities reflected above are included in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets	$17,723	$115,665
Deferred tax liabilities	$1,120	$—

As of December 31, 2023, our deferred tax assets were primarily attributable to R&E expenditures, accrued liabilities and expenses, intangible assets and net operating loss (“NOL”) carryforwards. Beginning in 2022, R&E expenditures must be capitalized and amortized pursuant to the Tax Cuts and Jobs Act (2017). Of the $5.9 million deferred tax asset for NOL carryforwards, $2.5 million is related to $12.0 million of federal NOL carryforwards from the TAS Energy Inc. (“TAS”) acquisition. If not used, such carryforwards will begin to expire in 2034.

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

Our management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. The most significant piece of objective evidence evaluated was three years of cumulative pre-tax income in the federal jurisdiction. Management determined there is sufficient positive evidence to conclude it is more likely than not our deferred tax assets are virtually all realizable.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$11,530	$29,452	$28,756
Additions based on tax positions related to current year	6,370	3,420	207
Additions based on tax positions related to prior years	2,723	7,427	489
Reductions for tax positions related to prior years	(44)	(13)	—
Reductions for settlements with taxing authorities	—	(28,756)	—
Balance at end of year	$20,579	$11,530	$29,452

As of December 31, 2023, 2022 and 2021, we had $20.6 million, $11.5 million and $29.5 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rates. We also accrued $0.6 million, $0.3 million and zero for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2023, 2022, and 2021, respectively. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We are subject to taxation in the federal and various state jurisdictions. For the year ended December 31, 2022, our unrecognized tax benefits were reduced by $28.8 million due to favorable settlements with the IRS for the 2016 through 2018 tax years. As of December 31, 2023, we remain open to IRS examination for the 2020 tax year forward.

State income tax returns are generally subject to examination for a period of three to four years after filing the returns. However, the state impact of any federal audit adjustments and/or amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2023, we generally remain open to examination by various state taxing authorities for the 2019 tax year forward.

We believe it is reasonably possible that a reduction of up to $5.3 million in unrecognized tax benefits could occur within the next twelve months. Any reductions in our unrecognized tax benefits, due to the future recognition of those tax benefits, would affect our effective tax rates.

12. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $22.9 million in 2023, $19.8 million in 2022 and $16.1 million in 2021. Of these amounts, approximately $0.5 million were payable to the plans at both December 31, 2023 and 2022.

Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2023 and 2022, we had 7 and 12 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2023, 2022 or 2021. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after 10 years of service, 75% after 15 years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $3.5 million and $3.7 million recorded as of December 31, 2023 and 2022, respectively.

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

In the first quarter of 2023, we recorded a pre-tax gain of $6.8 million from legal developments and settlements that primarily relate to disputes with customers regarding the outcome of completed projects as well as an obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The pre-tax gain of $6.8 million was recorded as an increase in gross profit of $6.6 million, a reduction in SG&A of $0.7 million, an increase in interest income of $1.3 million and an increase in the change in fair value of contingent earn-out obligations expense of $1.8 million in our Consolidated Statement of Operations.

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

As of December 31, 2023, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Our self-insurance arrangements as of December 31, 2023 were as follows:

Workers’ Compensation—The per-incident deductible for workers’ compensation is $500,000. Losses above $500,000 are determined by statutory rules on a state-by-state basis and are fully covered by excess workers’ compensation insurance.

Employer’s Liability—For employer’s liability, the per-incident deductible is $500,000 and then we have several layers of excess loss insurance policies that cover losses up to $250.0 million in aggregate across this risk area (as well as general liability and auto liability noted below).

General Liability—For general liability, the per-incident deductible is $500,000. We are fully insured for the next $9.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $250.0 million in aggregate across this risk area (as well as employer’s liability noted above and auto liability noted below).

Auto Liability—For auto liability, the per-incident deductible is $500,000. We are fully insured for the next $9.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $250.0 million in aggregate across this risk area (as well as employer’s liability and general liability noted above).

Employee Medical—We have three medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $250.0 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $250.0 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

14. Stockholders’ Equity

Stock Incentive Plans

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2023, there were 1.5 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027. We have outstanding and exercisable stock options under our 2012 Equity Incentive Plan, which was superseded by the 2017 Plan.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 17, 2022, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of December 31, 2023, we have repurchased a cumulative total of 10.3 million shares at an average price of $26.27 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2023, we repurchased 0.1 million shares for approximately $21.3 million at an average price of $152.75 per share.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2023, 2022 and 2021.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common shares outstanding, end of period	35,685	35,761	36,091
Effect of using weighted average common shares outstanding	117	171	194
Shares used in computing earnings per share—basic	35,802	35,932	36,285
Effect of shares issuable under stock option plans based on the treasury stock method	26	36	89
Effect of restricted and contingently issuable shares	67	78	76
Shares used in computing earnings per share—diluted	35,895	36,046	36,450

15. Stock-Based Compensation

Grants of restricted stock and restricted stock units and performance share units have been determined and administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $12.9 million, $10.5 million and $10.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Stock-based compensation expense is recognized using the straight-line method over the vesting period and generally vests over a three-year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock-based compensation arrangements was $2.7 million, $2.2 million and $2.2 million for each of the years ended December 31, 2023, 2022 and 2021.

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

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31, 2023
		Weighted-
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	104	$76.39
Granted	72	$164.47
Vested	(63)	$79.32
Forfeited	—	$—
Unvested at end of year	113	$130.83

Approximately $7.5 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 2.6 years. We determine the fair value of restricted stock and restricted stock units based on the quoted price of our stock at the date of grant. The weighted-average grant date fair value per share of restricted stock shares and units awarded during 2023, 2022 and 2021 was $164.47, $90.17 and $76.73, respectively. The fair value of restricted stock vested during the years ended December 31, 2023, 2022 and 2021 was $9.3 million, $6.6 million and $5.5 million, respectively.

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

Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model is used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2023 was $15.0 million. Of this amount, $5.4 million relates to the PSUs granted in 2021 whose performance period ended December 31, 2023. These awards will be settled within the upcoming year either in cash or stock. The fair value of performance stock units vested during the years ended December 31, 2023, 2022, and 2021 was $4.5 million, $3.5 million and $2.2 million, respectively. The expense related to performance stock units for the years ended December 31, 2023, 2022 and 2021 was $6.6 million, $5.3 million and $5.7 million, respectively. At the December 31, 2023 calculated fair market value, approximately $2.1 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.4 years.

We estimated the fair value of the total shareholder return portion of the PSUs as of December 31, 2023, 2022, and 2021 using a Monte Carlo simulation model with the following assumptions:

December 31, 2023	2023 PSU Grant	2022 PSU Grant
Risk-free interest rate	4.2%	4.7%
Dividend yield	0.5%	0.5%
Volatility	35.0%	35.1%
Look-back period (in years)	2.0	1.0

December 31, 2022	2022 PSU Grant	2021 PSU Grant
Risk-free interest rate	4.4%	4.7%
Dividend yield	0.5%	0.5%
Volatility	33.5%	35.1%
Look-back period (in years)	2.0	1.0

December 31, 2021	2021 PSU Grant	2020 PSU Grant
Risk-free interest rate	0.7%	0.4%
Dividend yield	0.5%	0.5%
Volatility	50.1%	31.8%
Look-back period (in years)	2.0	1.0

The look-back period reflects the remaining performance period as of the respective year-end dates. The risk-free interest rate for the remaining performance period is based on U.S. Treasury rates as of the respective year-end dates. The assumption for the expected volatility reflects the daily annualized historical volatility on the Company’s dividend adjusted close stock prices measured over the look-back period. The dividend yield assumption is based on the annualized most recent quarterly dividend divided by the stock price on the respective year-end dates.

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

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total Assets at December 31, 2023	$2,180,021	$901,025	$224,533	$3,305,579
Total Assets at December 31, 2022	$1,741,135	$790,040	$66,303	$2,597,478

	Year Ended December 31, 2023
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$3,946,022	$1,260,738	$—	$5,206,760
Gross Profit	$750,106	$240,403	$—	$990,509
Capital Expenditures	$82,449	$9,600	$2,789	$94,838

	Year Ended December 31, 2022
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$3,178,475	$961,889	$—	$4,140,364
Gross Profit	$580,619	$160,989	$—	$741,608
Capital Expenditures	$43,532	$4,101	$726	$48,359

	Year Ended December 31, 2021
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$2,542,623	$531,013	$—	$3,073,636
Gross Profit	$486,346	$76,861	$—	$563,207
Capital Expenditures	$19,408	$2,413	$509	$22,330

For the year ended December 31, 2023, one customer represented 14% of consolidated revenue and was included in our mechanical segment revenues. No individual customer represented 10% or more of our consolidated revenue in either the year ended December 31, 2022 or 2021.

17. Subsequent Events

Effective as of February 1, 2024, we acquired all of the issued and outstanding equity interest of Summit Industrial Construction, LLC (“Summit”). Summit is headquartered in Houston, Texas, and is a specialty industrial contractor offering engineering, design-assist and turnkey, direct hire construction services of systems serving the advanced technology, power, and industrial sectors. Initially, we expect this acquisition to contribute annualized revenues of approximately $375 million to $400 million. Summit will be included in our mechanical segment.

Effective as of February 1, 2024, we acquired all of the issued and outstanding equity interest of J & S Mechanical Contractors, Inc. (“J&S”). J&S is headquartered in West Jordan, Utah, and provides mechanical construction services to commercial and industrial sectors, specializing in data center HVAC systems and hospital medical gas systems. Initially, we expect this acquisition to contribute annualized revenue of approximately $145 million to $160 million. J&S will be included in our mechanical segment.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired Eldeco, Inc. in February 2023 and DECCO, Inc. in October 2023. Due to the recent nature of these business combinations, Eldeco and DECCO’s internal control over financial reporting and related processes have not been fully integrated into the Company’s existing systems and internal control over financial reporting as of December 31, 2023. As such, our management has excluded Eldeco and DECCO from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Collectively, Eldeco and DECCO comprised 5.2% of total assets and 2.5% of revenues in our consolidated financial statements as of and for the year ended December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comfort Systems USA, Inc. and its consolidated subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company for the year ended December 31, 2023, and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eldeco, Inc. (acquired February 1, 2023) and DECCO, Inc. (acquired October 2, 2023), and whose financial statements collectively constitute 5.2% of total assets and 2.5% of total revenues in the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Eldeco, Inc. and DECCO, Inc.

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

/s/ Deloitte & Touche LLP

Houston, Texas

February 22, 2024

ITEM 9B. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2023, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

The other information required by this Item 10 will be furnished on or prior to May 1, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 will be furnished on or prior to May 1, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

None.

ITEM 16. Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
4.2	Description of Registrant’s Securities	4.2	2019 Form 10-K
*10.1	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.2	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.3	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
10.4	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.5	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
10.6	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
10.7	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
*10.8	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10-K
10.9	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.10	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 7, 2014	10.1	April 9, 2014 Form 8-K
*10.11	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.12	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.13	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.14	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K
10.15	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.16	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.17	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.18	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.19	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.20	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.21	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
*10.22	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.23	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.24	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.25	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
10.26	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
10.27	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.56	2019 Form 10-K
10.28	Agreement and Plan of Merger dated as of March 9, 2020 among Comfort Systems USA, Inc., OSC Acquisition Corp., TAS Energy Inc., and Element Partners II, L.P., as Stockholder Representative	2.1	March 13, 2020 Form 8-K
*10.29	Resignation and General Release Agreement between Comfort Systems USA, Inc. and Terrence Young, dated as of January 18, 2022	10.1	January 19, 2022 Form 8-K
10.30	Third Amended and Restated Credit Agreement dated as of May 25, 2022 by and among Comfort Systems USA, Inc., as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.1	May 27, 2022 Form 8-K/A
*10.31	Form of Restricted Stock Unit Agreement with a Blank Vesting Schedule under the Company’s 2017 Omnibus Incentive Plan	10.2	Second Quarter 2022 Form 10-Q
*10.32	Form of Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2023 Form 10-Q
*10.33	Form of Dollar-denominated Performance Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2023 Form 10-Q
*10.34	Form of Restricted Stock Unit Agreement without “Rule of 75” Vesting under the Company’s 2017 Omnibus Incentive Plan	10.34	Filed Herewith
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Deloitte & Touche LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
97	Comfort Systems USA, Inc. Policy for Recoupment of Incentive Compensation		Filed Herewith
101.INS	Inline XBRL Instance Document		Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed Herewith
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 22, 2024
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 22, 2024
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 22, 2024
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 22, 2024
Franklin Myers

/s/ Darcy G. Anderson	Director	February 22, 2024
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 22, 2024
Herman E. Bulls

/s/ RHOMAN J. HARDY	Director	February 22, 2024
Rhoman J. Hardy

/s/ Pablo G. Mercado	Director	February 22, 2024
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 22, 2024
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 22, 2024
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 22, 2024
Vance W. Tang

/s/ Cindy L. Wallis-Lage	Director	February 22, 2024
Cindy L. Wallis-Lage