Form 10-Q
period 2024-03-31
COMFORT SYSTEMS USA INC
filed 2024-04-25
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s common stock as of April 19, 2024 was 35,721,909 (excluding treasury shares of 5,401,456).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,792	$205,150
Billed accounts receivable, less allowance for credit losses of $11,949 and $11,926, respectively	1,570,643	1,318,926
Unbilled accounts receivable, less allowance for credit losses of $929 and $850, respectively	76,975	72,774
Other receivables, less allowance for credit losses of $519 and $522, respectively	136,100	166,319
Inventories	71,061	65,538
Prepaid expenses and other	62,500	54,309
Costs and estimated earnings in excess of billings, less allowance for credit losses of $108 and $79, respectively	30,118	28,084
Total current assets	2,048,189	1,911,100
PROPERTY AND EQUIPMENT, NET	226,197	208,568
LEASE RIGHT-OF-USE ASSET	227,157	205,712
GOODWILL	862,934	666,834
IDENTIFIABLE INTANGIBLE ASSETS, NET	489,884	280,397
DEFERRED TAX ASSETS	31,928	17,723
OTHER NONCURRENT ASSETS	16,540	15,245
Total assets	$3,902,829	$3,305,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,885	$4,867
Accounts payable	557,859	419,962
Accrued compensation and benefits	153,859	169,136
Billings in excess of costs and estimated earnings and deferred revenue	1,131,928	909,538
Accrued self-insurance	29,712	27,774
Other current liabilities	253,416	189,928
Total current liabilities	2,139,659	1,721,205
LONG-TERM DEBT	77,004	39,345
LEASE LIABILITIES	209,717	188,136
DEFERRED TAX LIABILITIES	1,120	1,120
OTHER LONG-TERM LIABILITIES	102,793	77,944
Total liabilities	2,530,293	2,027,750
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,428,501 and 5,438,625 shares, respectively	(211,518)	(209,807)
Additional paid-in capital	348,582	339,562
Retained earnings	1,235,061	1,147,663
Total stockholders’ equity	1,372,536	1,277,829
Total liabilities and stockholders’ equity	$3,902,829	$3,305,579

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
REVENUE	$1,537,016	$1,174,640
COST OF SERVICES	1,239,653	969,235
Gross profit	297,363	205,405
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	162,723	135,032
GAIN ON SALE OF ASSETS	(820)	(512)
Operating income	135,460	70,885
OTHER INCOME (EXPENSE):
Interest income	1,603	1,397
Interest expense	(1,633)	(4,076)
Changes in the fair value of contingent earn-out obligations	(12,491)	(2,382)
Other	117	1
Other income (expense)	(12,404)	(5,060)
INCOME BEFORE INCOME TAXES	123,056	65,825
PROVISION FOR INCOME TAXES	26,737	8,609
NET INCOME	$96,319	$57,216

INCOME PER SHARE:
Basic	$2.70	$1.60
Diluted	$2.69	$1.59

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,739	35,812
Diluted	35,828	35,907

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2023
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2022	41,123,365	$411	(5,362,224)	$(187,212)	$332,080	$854,644	$999,923
Net income	—	—	—	—	—	57,216	57,216
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,000	36	(18)	—	18
Issuance of restricted stock & performance stock	—	—	31,960	1,131	3,384	—	4,515
Shares received in lieu of tax withholding on vested stock	—	—	(12,728)	(1,798)	—	—	(1,798)
Stock-based compensation	—	—	—	—	3,438	—	3,438
Dividends ($0.175 per share)	—	—	—	—	—	(6,254)	(6,254)
Share repurchase	—	—	(29,400)	(3,568)	—	—	(3,568)
BALANCE AT MARCH 31, 2023	41,123,365	$411	(5,371,392)	$(191,411)	$338,884	$905,606	$1,053,490

	Three Months Ended
	March 31, 2024
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2023	41,123,365	$411	(5,438,625)	$(209,807)	$339,562	$1,147,663	$1,277,829
Net income	—	—	—	—	—	96,319	96,319
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,369	53	(26)	—	27
Issuance of restricted stock & performance stock	—	—	17,018	657	4,696	—	5,353
Shares received in lieu of tax withholding on vested stock	—	—	(6,763)	(2,126)	—	—	(2,126)
Stock-based compensation	—	—	—	—	4,350	—	4,350
Dividends ($0.25 per share)	—	—	—	—	—	(8,921)	(8,921)
Share repurchase	—	—	(1,500)	(295)	—	—	(295)
BALANCE AT MARCH 31, 2024	41,123,365	$411	(5,428,501)	$(211,518)	$348,582	$1,235,061	$1,372,536

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,319	$57,216
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	23,913	10,331
Depreciation expense	11,254	9,187
Change in right-of-use assets	7,981	5,357
Bad debt expense	356	946
Deferred tax provision (benefit)	(14,205)	(27,537)
Amortization of debt financing costs	171	169
Gain on sale of assets	(820)	(512)
Changes in the fair value of contingent earn-out obligations	12,491	2,382
Stock-based compensation	7,414	6,141
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(125,582)	(125,937)
Inventories	(5,293)	(1,386)
Prepaid expenses and other current assets	(4,499)	(911)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(4,822)	(2,281)
Other noncurrent assets	(280)	(298)
Increase (decrease) in—
Accounts payable and accrued liabilities	118,757	28,652
Billings in excess of costs and estimated earnings and deferred revenue	23,307	159,140
Other long-term liabilities	95	6,250
Net cash provided by operating activities	146,557	126,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,952)	(16,520)
Proceeds from sales of property and equipment	1,014	622
Cash paid for acquisitions, net of cash acquired	(196,670)	(53,047)
Payments for investments	(1,040)	—
Net cash used in investing activities	(221,648)	(68,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	162,000	85,000
Payments on revolving credit facility	(162,000)	(140,000)
Proceeds from other debt	640	—
Payments on other debt	(22)	(16)
Payments of dividends to stockholders	(8,921)	(6,254)
Share repurchase	(295)	(3,568)
Shares received in lieu of tax withholding	(2,126)	(1,798)
Proceeds from exercise of options	27	18
Payments for contingent consideration arrangements	(18,570)	—
Net cash used in financing activities	(29,267)	(66,618)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(104,358)	(8,654)
CASH AND CASH EQUIVALENTS, beginning of period	205,150	57,214
CASH AND CASH EQUIVALENTS, end of period	$100,792	$48,560

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2023 (the “Form 10-K”).

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief decision maker and included within each reported measure of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU 2023-07 will have on our disclosures; however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

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

In early September 2023, the IRS issued interim guidance addressing, together with other topics, the treatment of research and experimental (“R&E”) expenditures for taxpayers using the percentage of completion method to account for taxable income from long-term contracts. We have chosen to rely on such guidance beginning with the 2022 tax year, and the resultant reduction in taxable revenue offsets the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017) for the 2022 tax year. We filed our 2022 federal tax return in October 2023 requesting a refund of our $107.1 million overpayment, which has not been received as of March 31, 2024.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

We have a $5.4 million investment in a construction-focused technology fund with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

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

In the first three months of 2024 and 2023, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 4.1% and 2.2%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

Disaggregation of Revenue

Our consolidated 2024 revenue was derived from contracts to provide service activities in the mechanical and electrical segments we serve. Refer to Note 11 “Segment Information” for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and service provided, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2024		2023
Mechanical Segment	$1,185,009	77.1%	$918,615	78.2%
Electrical Segment	352,007	22.9%	256,025	21.8%
Total	$1,537,016	100.0%	$1,174,640	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2024		2023
Manufacturing	$461,400	30.0%	$366,356	31.2%
Technology	464,814	30.2%	226,249	19.3%
Healthcare	133,729	8.7%	159,815	13.5%
Education	133,983	8.7%	110,253	9.4%
Office Buildings	101,892	6.6%	98,195	8.4%
Retail, Restaurants and Entertainment	80,585	5.2%	76,194	6.5%
Government	87,801	5.7%	64,415	5.5%
Multi-Family and Residential	40,851	2.7%	45,007	3.8%
Other	31,961	2.2%	28,156	2.4%
Total	$1,537,016	100.0%	$1,174,640	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2024		2023
New Construction	$898,976	58.5%	$627,952	53.5%
Existing Building Construction	390,369	25.4%	309,483	26.3%
Service Projects	104,114	6.8%	103,105	8.8%
Service Calls, Maintenance and Monitoring	143,557	9.3%	134,100	11.4%
Total	$1,537,016	100.0%	$1,174,640	100.0%

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$30,118	$28,084
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$1,131,928	$909,538

In the first three months of 2024 and 2023, we recognized revenue of $547.5 million and $341.9 million related to our contract liabilities at January 1, 2024 and January 1, 2023, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2024 and 2023.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.91 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps, if any, are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Statement of Operations in “Interest Expense.” We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$100,792	$—	$—	$100,792
Life insurance—cash surrender value	$—	$7,721	$—	$7,721
Contingent earn-out obligations	$—	$—	$71,296	$71,296

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$205,150	$—	$—	$205,150
Life insurance—cash surrender value	$—	$7,473	$—	$7,473
Contingent earn-out obligations	$—	$—	$44,222	$44,222

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

We have life insurance policies covering 127 employees with a combined face value of $86.7 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of March 31, 2024, cash flows were discounted using a weighted average cost of capital ranging from 15.0% to 19.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Balance at beginning of period	$44,222	$32,317
Issuances	51,784	4,315
Settlements	(37,201)	(16,017)
Adjustments to fair value	12,491	23,607
Balance at end of period	$71,296	$44,222

5. Acquisitions

Summit Industrial Construction, LLC Acquisition

On February 1, 2024, we acquired Summit Industrial Construction, LLC (“Summit”). Summit is headquartered in Houston, Texas and is a specialty industrial contractor offering engineering, design-assist and turnkey, direct hire construction services of systems serving the advanced technology, power, and industrial sectors. As a result of the acquisition, Summit is a wholly owned subsidiary of the Company reported in our mechanical segment.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$267,500
Working capital adjustment	14,595
Notes issued to former owners	35,000
Estimated fair value of contingent earn-out payments	42,732
$359,827
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$171,027
Billed and unbilled accounts receivable	59,921
Prepaid expenses and other	1,476
Cost and estimated earnings in excess of billings	578
Property and equipment	2,528
Lease right-of-use asset	2,365
Goodwill	155,220
Identifiable intangible assets	170,100
Other noncurrent assets	136
Accounts payable	(15,138)
Billings in excess of costs and estimated earnings and deferred revenue	(179,895)
Current operating lease liabilities	(1,495)
Accrued expenses and other current liabilities	(6,243)
Long-term operating lease liabilities	(753)
$359,827

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and, therefore, subject to change pending the completion of the final valuation of intangible assets and accrued liabilities. Goodwill represents the future economic benefits arising from other assets acquired that cannot be individually identified and separately recognized. The goodwill recognized as a result of the Summit acquisition is deductible for tax purposes.

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 18.5% to 20.5%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Useful Life	Estimated Fair Value
Backlog	Excess earnings	1.8 years	$35,800
Trade Name	Relief-from-royalty	22.9 years	11,300
Customer Relationships	Excess earnings	10 years	123,000
Total			$170,100

The contingent earn-out obligation is associated with the achievement of four earnings milestones over a 47-month period, and the range of each estimated milestone payment is $2.6 million to $20.5 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement.  Cash flows were discounted using discount rates ranging from 18.2% to 19.5%, which we believe is appropriate and representative of a market participant assumption.  Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period.  Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

J & S Mechanical Contractors, Inc. Acquisition

On February 1, 2024, we acquired all of the issued and outstanding shares of capital stock of J & S Mechanical Contractors, Inc. (“J&S”). J&S is headquartered in West Jordan, Utah, and provides mechanical construction services to commercial and industrial sectors, specializing in data center HVAC systems and hospital medical gas systems. As a result of the acquisition, J&S is a wholly owned subsidiary of the Company reported in our mechanical segment.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$100,000
Working capital adjustment	1,531
Notes issued to former owners	10,000
Estimated fair value of contingent earn-out payments	9,052
$120,583
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$14,802
Billed and unbilled accounts receivable	38,411
Inventory	230
Prepaid expenses and other	326
Costs and estimated earnings in excess of billings	728
Property and equipment	2,674
Lease right-of-use asset	4,552
Goodwill	40,680
Identifiable intangible assets	63,300
Other noncurrent assets	10
Accounts payable	(20,612)
Billings in excess of costs and estimated earnings and deferred revenue	(19,188)
Current operating lease liabilities	(133)
Accrued expenses and other current liabilities	(826)
Long-term debt	(59)
Long-term operating lease liabilities	(4,312)
$120,583

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and, therefore, subject to change pending the completion of the final valuation of intangible assets and accrued liabilities. Goodwill represents the future economic benefits arising from other assets acquired that cannot be individually identified and separately recognized. The goodwill recognized as a result of the J&S acquisition is deductible for tax purposes.

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 15.5% to 17.0%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The acquired intangible assets include the following (dollars in thousands):

		Estimated	Estimated
	Valuation Method	Useful Life	Fair Value
Backlog	Excess earnings	1.8 years	$12,900
Trade Name	Relief-from-royalty	22 years	10,600
Customer Relationships	Excess earnings	9 years	39,800
Total			$63,300

The contingent earn-out obligation is associated with the achievement of three earnings milestones over a 35-month period, and the range of each estimated milestone payment is $1.1 million to $4.7 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement.  Cash flows were discounted using a range of discount rates ranging from 15.4% to 16.5%, which we believe is appropriate and representative of a market participant assumption.  Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period.  Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

Other Acquisitions

On October 2, 2023, we acquired all of the issued and outstanding shares of capital stock of DECCO, Inc. (“DECCO”), headquartered in Nashua, New Hampshire, for a total preliminary purchase price of $59.8 million, which included $48.8 million of cash paid on the closing date, $7.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. DECCO operates in the Northeastern United States and performs mechanical and plumbing services with specialties in piping systems, steam, power, biotechnical processes and conveying systems, in addition to turnkey tool and equipment installation, critical equipment handling services and associated maintenance and support services. As a result of the acquisition, DECCO is a wholly owned subsidiary of the Company reported in our mechanical segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2022	$363,929	$247,860	$611,789
Acquisitions and purchase price adjustments (See Note 5)	29,347	25,698	55,045
Balance at December 31, 2023	393,276	273,558	666,834
Acquisitions and purchase price adjustments (See Note 5)	195,900	200	196,100
Balance at March 31, 2024	$589,176	$273,758	$862,934

Identifiable Intangible Assets, Net

At March 31, 2024, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2024 (remainder of the year)	$71,121
2025	63,532
2026	52,948
2027	50,967
2028	50,806
Thereafter	200,510
Total	$489,884

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Revolving credit facility	$—	$—
Notes to former owners	89,070	44,070
Other debt	819	142
Total debt	89,889	44,212
Less—current portion	(12,885)	(4,867)
Total long-term portion of debt	$77,004	$39,345

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2024, we had no outstanding borrowings on the revolving credit facility, $81.2 million in letters of credit outstanding and $768.8 million of credit available.

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

There were no outstanding borrowings on the revolving credit facility as of March 31, 2024 and December 31, 2023.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2024.

Notes to Former Owners

As part of the consideration used to acquire ten companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $89.1 million as of March 31, 2024. At March 31, 2024, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2024	Interest Rates
2024	$4,800	2.5%
2025	21,645	2.3 - 3.0%
2026	31,625	2.5 - 5.5%
2027	26,000	5.5%
2028	5,000	5.5%
Total	$89,070

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $17.9 million and $10.2 million in the first three months of 2024 and 2023, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of March 31, 2024 and December 31, 2023 was 6.0% and 5.8%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2024 and 2023 was $28.2 million and $17.3 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. In the third quarter of 2023, we commenced two large real estate leases to support our expected growth in off-site construction, with lease terms longer than our typical terms. The weighted average remaining lease term for our operating leases was 11.5 years at March 31, 2024 and 10.9 years at December 31, 2023.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended March 31, 2024 and 2023 was approximately $2.1 million and $2.0 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$227,157	$205,712
Operating lease liabilities:
Other current liabilities	$26,130	$24,426
Long-term operating lease liabilities	209,717	188,136
Total operating lease liabilities	$235,847	$212,562

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2024 (excluding the three months ended March 31, 2024)	$29,282
2025	36,864
2026	33,144
2027	28,915
2028	25,252
Thereafter	183,669
Total lease payments	337,126
Less—present value discount	(101,279)
Present value of operating lease liabilities	$235,847

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$9,466	$7,024
Operating lease right-of-use assets obtained in exchange for lease liabilities	$29,426	$9,446

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

As of March 31, 2024, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2024 and 2023.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Common shares outstanding, end of period	35,695	35,752
Effect of using weighted average common shares outstanding	44	60
Shares used in computing earnings per share—basic	35,739	35,812
Effect of shares issuable under stock option plans based on the treasury stock method	29	26
Effect of restricted and contingently issuable shares	60	69
Shares used in computing earnings per share—diluted	35,828	35,907

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of March 31, 2024, we have repurchased a cumulative total of 10.3 million shares at an average price of $26.29 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2024, we repurchased less than 0.1 million shares for approximately $0.3 million at an average price of $196.89 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Three Months Ended March 31, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,185,009	$352,007	$—	$1,537,016
Gross Profit	$217,712	$79,651	$—	$297,363

	Three Months Ended March 31, 2023
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$918,615	$256,025	$—	$1,174,640
Gross Profit	$164,067	$41,338	$—	$205,405

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of applicable securities laws and regulations. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Approximately 90.7% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of March 31, 2024, we had 8,668 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $1.6 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $12.1 billion of aggregate contract value as of March 31, 2024, or approximately 88% of a total contract value for all projects in progress, totaling $13.7 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of March 31, 2024, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	7,639	$1,608.7
$2 million - $10 million	739	3,359.5
$10 million - $20 million	134	1,902.9
$20 million - $40 million	97	2,773.7
Greater than $40 million	59	4,023.4
Total	8,668	$13,668.2

In addition to project work, approximately 9.3% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 47 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries and location of the work.

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

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of March 31, 2024, we had $768.8 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-five calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2024, to the items that we disclosed as our "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Revenue	$1,537,016	100.0%	$1,174,640	100.0%
Cost of services	1,239,653	80.7%	969,235	82.5%
Gross profit	297,363	19.3%	205,405	17.5%
Selling, general and administrative expenses	162,723	10.6%	135,032	11.5%
Gain on sale of assets	(820)	(0.1)%	(512)	—
Operating income	135,460	8.8%	70,885	6.0%
Interest income	1,603	0.1%	1,397	0.1%
Interest expense	(1,633)	(0.1)%	(4,076)	(0.3)%
Changes in the fair value of contingent earn-out obligations	(12,491)	(0.8)%	(2,382)	(0.2)%
Other income (expense)	117	—	1	—
Income before income taxes	123,056	8.0%	65,825	5.6%
Provision for income taxes	26,737		8,609
Net income	$96,319	6.3%	$57,216	4.9%

We had 44 operating locations as of December 31, 2023. In the first quarter of 2024, we split one of our operating locations into two separate operating locations. Additionally, we completed the acquisitions of Summit Industrial Construction, LLC (“Summit”) and J & S Mechanical Contractors, Inc. (“J&S”), which both report as separate operating locations. We had 47 operating locations as of March 31, 2024. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2024 to 2023, as described below, excludes Summit, which was acquired on February 1, 2024, J&S, which was acquired on February 1, 2024, DECCO, Inc. (“DECCO”), which was acquired on October 2, 2023, and one month of results for Eldeco, Inc (“Eldeco”), which was acquired on February 1, 2023. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the first quarter of 2024 increased $362.4 million, or 30.8%, to $1.54 billion compared to the same period in 2023. The increase included a 22.7% increase in revenue related to same-store activity and an 8.1% increase related to the Summit, J&S, DECCO, and Eldeco acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been particularly strong in the technology and manufacturing sectors, particularly for data centers, chip plants, food and pharmaceuticals.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
Revenue:
Mechanical Segment	$1,185,009	77.1%	$918,615	78.2%
Electrical Segment	352,007	22.9%	256,025	21.8%
Total	$1,537,016	100.0%	$1,174,640	100.0%

Revenue for our mechanical segment increased $266.4 million, or 29.0%, to $1,185.0 million for the first quarter of 2024 compared to the same period in 2023. Of this increase, $87.5 million resulted from the acquisition of Summit, J&S, and DECCO, and $178.9 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($44.0 million), at another one of our Texas operations ($41.2 million), at our North Carolina operation ($24.5 million) and in the Technology and Manufacturing sectors at one of our Virginia operations ($24.8 million).

Revenue for our electrical segment increased $96.0 million, or 37.5%, to $352.0 million for the first quarter of 2024 compared to the same period in 2023. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($38.8 million) and in the manufacturing sector at our North Carolina electrical operation ($29.9 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	March 31, 2024		December 31, 2023		March 31, 2023
Backlog:
Mechanical Segment	$4,627,294	78.3%	$4,027,927	78.1%	$3,423,767	77.0%
Electrical Segment	1,284,354	21.7%	1,129,449	21.9%	1,021,177	23.0%
Total	$5,911,648	100.0%	$5,157,376	100.0%	$4,444,944	100.0%

Backlog as of March 31, 2024 was $5.91 billion, a 14.6% increase from December 31, 2023 backlog of $5.16 billion, and a 33.0% increase from March 31, 2023 backlog of $4.44 billion. The sequential backlog increase included the acquisitions of Summit ($440.9 million) and J&S ($171.7 million) as well as a same-store increase of $141.7 million, or 2.7%. The same-store sequential backlog increase was primarily a result of an increase in project bookings at our Texas electrical operation ($170.0 million). The sequential backlog increase was partially offset by completion of project work at one of our Texas operations ($136.1 million). The year-over-year backlog increase included the acquisitions of Summit ($440.9 million), J&S ($171.7 million) and DECCO ($52.1 million) as well as a same-store increase of $802.0 million, or 18.0%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings at one of our Virginia operations ($185.0 million), our Texas electrical operation ($164.3 million), our North Carolina operations ($101.9 million), one of our Tennessee operations ($79.4 million) and one of our South Carolina operations ($78.8 million).

Gross Profit—Gross profit increased $92.0 million, or 44.8%, to $297.4 million for the first quarter of 2024 as compared to the same period in 2023. The increase included a $4.8 million, or 2.4%, increase related to the Summit, J&S, DECCO, and Eldeco acquisitions, as well as a 42.4% increase in same-store activity. The same-store increase in gross profit was driven by both higher revenues in the current year as well as improved execution in our operations. We had increased volumes at our North Carolina operations ($15.4 million) and we achieved improvements in project execution at our Texas electrical operation ($22.8 million) and another one of our Texas operations ($18.3 million). These increases were partially offset by an increase in the first quarter of 2023 of $6.6 million in gross profit related to positive developments on legal matters, which did not recur in 2024. As a percentage of revenue, gross profit for the first quarter increased from 17.5% in 2023 to 19.3% in 2024, primarily due to the factors discussed above and improvements in our electrical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $27.7 million, or 20.5%, to $162.7 million for the first quarter of 2024 as compared to 2023. On a same-store basis, excluding amortization expense, SG&A increased $18.7 million, or 14.9%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($13.7 million), largely attributable to increased headcount. Amortization expense increased $3.3 million during the period, primarily as a result of the Summit, J&S, DECCO and Eldeco acquisitions. As a percentage of revenue, SG&A for the first quarter decreased from 11.5% in 2023 to 10.6% in 2024 due to leverage resulting from the increase in revenue.

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

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
SG&A	$162,723	$135,032
Less: SG&A from companies acquired	(5,684)	—
Less: Amortization expense	(12,609)	(9,295)
Same-store SG&A, excluding amortization expense	$144,430	$125,737

Interest Expense—Interest expense decreased $2.4 million, or 59.9%, to $1.6 million for the first quarter of 2024 as compared to the same period in 2023. The decrease in interest expense for the first quarter of 2024 is due to a decrease in our average outstanding debt balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the first quarter of 2024 increased $10.1 million as compared to the same period in 2023. The increase in earn-out expense was primarily driven by higher actual and projected earning at Summit and J&S. Expense or income from changes in earn-out valuations may be more volatile in future periods due to large earn-out agreements for acquisitions that closed in the first quarter of 2024.

Provision for Income Taxes—Our provision for income taxes for the three months ended March 31, 2024 was $26.7 million with an effective tax rate of 21.7% as compared to a provision for income taxes of $8.6 million with an effective tax rate of 13.1% for the same period in 2023. The effective tax rate for 2024 was slightly higher than the 21% federal statutory rate primarily due to net state income taxes (3.7%) and nondeductible expenses (1.6%) partially offset by the credit for increasing research activities (the “R&D tax credit”) (4.4%). The effective tax rate for 2023 was lower than the 21% federal statutory rate primarily due to the R&D tax credit (9.7%) and an increase in the R&D tax credit for the 2022 tax year (5.1%). These R&D tax credit benefits were partially offset by net state income taxes (4.3%) and nondeductible expenses, including nondeductible expenses related to the TAS Energy Inc. acquisition (2.6%).

As a result of conforming amendments made to the R&D tax credit in connection with the deferral of tax deductions for research and experimental (“R&E”) expenditures pursuant to the Tax Cuts and Jobs Act (2017), our provision for income taxes for the three months ended March 31, 2024 benefited from a $1.1 million increase in the R&D tax credit.

Outlook

We experienced strong ongoing demand in the first quarter of 2024, and, although we have largely recovered from negative impacts caused by the COVID-19 pandemic, we continue to experience increased labor costs, supply constraints, and delays in delivery of various materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we currently anticipate solid earnings and cash flow for 2024. Although we are preparing for a wide range of challenges and economic circumstances, including an eventual recession, we currently expect that supportive conditions for our industry, especially for our industrial and technology customers, are likely to continue throughout 2024.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Cash provided by (used in):
Operating activities	$146,557	$126,909
Investing activities	(221,648)	(68,945)
Financing activities	(29,267)	(66,618)
Net increase (decrease) in cash and cash equivalents	$(104,358)	$(8,654)
Free cash flow:
Cash provided by operating activities	$146,557	$126,909
Purchases of property and equipment	(24,952)	(16,520)
Proceeds from sales of property and equipment	1,014	622
Free cash flow	$122,619	$111,011

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

Cash Provided (Used in) by Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects, which can be impacted by the weather, project delays or accelerations and other economic factors that may affect customer spending.

Cash provided by operating activities was $146.6 million during the first three months of 2024 compared to $126.9 million during the same period in 2023. The $19.6 million increase in cash provided was primarily driven by higher pre-tax income and a $90.1 million benefit from increases in accounts payable and accrued liabilities driven by the size and timing of payments. This increase was partially offset by a $135.8 million change in billing in excess of costs and deferred revenue due to more advance payments received in the prior year. We have received large advanced payments in the current and prior year that will reverse when project costs are incurred, except to the extent that additional advanced payments are received.

Cash Provided by (Used in) Investing Activities—During the first three months of 2024, cash used in investing activities was $221.6 million compared to $68.9 million during the same period in 2023. The $152.7 million increase in cash used primarily relates to an increase in cash paid (net of cash acquired) for acquisitions in the current year compared to the same period in 2023.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $29.3 million for the first three months of 2024 compared to cash used of $66.6 million during the same period in 2023. The $37.4 million decrease in cash used is primarily due to higher repayments of debt in the prior year as operating cash flows were used to pay down outstanding debt. This decrease was partially offset by $18.6 million payments for contingent consideration related to acquisitions in the current year.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of March 31, 2024, we have repurchased a cumulative total of 10.3 million shares at an average price of $26.29 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2024, we repurchased less than 0.1 million shares for approximately $0.3 million at an average price of $196.89 per share.

Debt

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of March 31,

2024, we had no outstanding borrowings on the revolving credit facility, $81.2 million in letters of credit outstanding and $768.8 million of credit available.

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

As of March 31, 2024, we have $81.2 million in letter of credit commitments, of which $55.1 million will expire in 2024, $26.0 million will expire in 2025 and $0.1 million will expire in 2026. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2024.

Notes to Former Owners

As part of the consideration used to acquire ten companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $89.1 million as of March 31, 2024. At March 31, 2024, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2024	Interest Rates
2024	$4,800	2.5%
2025	21,645	2.3 - 3.0%
2026	31,625	2.5 - 5.5%
2027	26,000	5.5%
2028	5,000	5.5%
Total	$89,070

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

We have exposure to changes in interest rates under our revolving credit facility. There were no outstanding borrowings on the revolving credit facility as of March 31, 2024 and December 31, 2023. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2024, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 10.9 million shares to be repurchased. As of March 31, 2024, we have repurchased a cumulative total of 10.3 million shares at an average price of $26.29 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2024, we repurchased less than 0.1 million shares for approximately $0.3 million at an average price of $196.89 per share.

During the quarter ended March 31, 2024, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	1,500	$196.89	10,257,824	686,301
February 1 - February 29	—	$—	10,257,824	686,301
March 1 - March 31	—	$—	10,257,824	686,301
	1,500	$196.89	10,257,824	686,301

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.9 million shares have been approved for repurchase.

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended March 31, 2024, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

Comfort Systems USA, Inc.

April 25, 2024	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 25, 2024	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 25, 2024	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer