Form 10-Q
period 2024-09-30
COMFORT SYSTEMS USA INC
filed 2024-10-24
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the issuer’s common stock as of October 18, 2024 was 35,592,558 (excluding treasury shares of 5,530,807).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$415,583	$205,150
Billed accounts receivable, less allowance for credit losses of $15,280 and $11,926, respectively	1,730,960	1,318,926
Unbilled accounts receivable, less allowance for credit losses of $953 and $850, respectively	89,332	72,774
Other receivables, less allowance for credit losses of $515 and $522, respectively	135,323	166,319
Inventories	55,680	65,538
Prepaid expenses and other	36,087	54,309
Costs and estimated earnings in excess of billings, less allowance for credit losses of $200 and $79, respectively	73,934	28,084
Total current assets	2,536,899	1,911,100
PROPERTY AND EQUIPMENT, NET	250,150	208,568
LEASE RIGHT-OF-USE ASSET	225,301	205,712
GOODWILL	875,193	666,834
IDENTIFIABLE INTANGIBLE ASSETS, NET	456,459	280,397
DEFERRED TAX ASSETS	50,234	17,723
OTHER NONCURRENT ASSETS	18,529	15,245
Total assets	$4,412,765	$3,305,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,046	$4,867
Accounts payable	603,546	419,962
Accrued compensation and benefits	258,174	169,136
Billings in excess of costs and estimated earnings and deferred revenue	1,197,532	909,538
Accrued self-insurance	36,924	27,774
Other current liabilities	326,921	189,928
Total current liabilities	2,429,143	1,721,205
LONG-TERM DEBT	62,315	39,345
LEASE LIABILITIES	208,268	188,136
DEFERRED TAX LIABILITIES	1,120	1,120
OTHER LONG-TERM LIABILITIES	124,197	77,944
Total liabilities	2,825,043	2,027,750
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,530,807 and 5,438,625 shares, respectively	(256,775)	(209,807)
Additional paid-in capital	350,182	339,562
Retained earnings	1,493,904	1,147,663
Total stockholders’ equity	1,587,722	1,277,829
Total liabilities and stockholders’ equity	$4,412,765	$3,305,579

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUE	$1,812,366	$1,378,124	$5,159,672	$3,849,194
COST OF SERVICES	1,430,652	1,100,625	4,116,999	3,138,370
Gross profit	381,714	277,499	1,042,673	710,824
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	180,177	142,935	522,437	414,397
GAIN ON SALE OF ASSETS	(1,347)	(579)	(2,778)	(1,683)
Operating income	202,884	135,143	523,014	298,110
OTHER INCOME (EXPENSE):
Interest income	3,825	952	6,692	2,441
Interest expense	(1,730)	(1,886)	(5,072)	(9,880)
Changes in the fair value of contingent earn-out obligations	(17,254)	(8,727)	(44,434)	(14,207)
Other	87	(44)	323	1
Other income (expense)	(15,072)	(9,705)	(42,491)	(21,645)
INCOME BEFORE INCOME TAXES	187,812	125,438	480,523	276,465
PROVISION FOR INCOME TAXES	41,577	20,313	103,960	44,648
NET INCOME	$146,235	$105,125	$376,563	$231,817

INCOME PER SHARE:
Basic	$4.10	$2.93	$10.54	$6.47
Diluted	$4.09	$2.93	$10.52	$6.46

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,669	35,820	35,718	35,819
Diluted	35,755	35,917	35,804	35,910

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

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2024
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2023	41,123,365	$411	(5,438,625)	$(209,807)	$339,562	$1,147,663	$1,277,829
Net income	—	—	—	—	—	96,319	96,319
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,369	53	(26)	—	27
Issuance of restricted stock & performance stock	—	—	17,018	657	4,696	—	5,353
Shares received in lieu of tax withholding on vested stock	—	—	(6,763)	(2,126)	—	—	(2,126)
Stock-based compensation	—	—	—	—	4,350	—	4,350
Dividends ($0.25 per share)	—	—	—	—	—	(8,921)	(8,921)
Share repurchase	—	—	(1,500)	(295)	—	—	(295)
BALANCE AT MARCH 31, 2024	41,123,365	411	(5,428,501)	(211,518)	348,582	1,235,061	1,372,536
Net income	—	—	—	—	—	134,009	134,009
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	47,344	1,851	(1,851)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(15,817)	(5,062)	—	—	(5,062)
Stock-based compensation	—	—	—	—	2,368	—	2,368
Dividends ($0.30 per share)	—	—	—	—	—	(10,713)	(10,713)
Share repurchase	—	—	(34,997)	(10,844)	—	—	(10,844)
BALANCE AT JUNE 30, 2024	41,123,365	411	(5,431,971)	(225,573)	349,099	1,358,357	1,482,294
Net income	—	—	—	—	—	146,235	146,235
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	1,434	66	(66)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(309)	(104)	—	—	(104)
Stock-based compensation	—	—	—	—	1,149	—	1,149
Dividends ($0.30 per share)	—	—	—	—	—	(10,688)	(10,688)
Share repurchase	—	—	(99,961)	(31,164)	—	—	(31,164)
BALANCE AT SEPTEMBER 30, 2024	41,123,365	$411	(5,530,807)	$(256,775)	$350,182	$1,493,904	$1,587,722

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$376,563	$231,817
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	75,224	32,273
Depreciation expense	35,377	27,717
Change in right-of-use assets	22,400	19,630
Bad debt expense	5,464	2,849
Deferred tax provision (benefit)	(32,511)	116,355
Amortization of debt financing costs	514	512
Gain on sale of assets	(2,778)	(1,683)
Changes in the fair value of contingent earn-out obligations	44,434	14,207
Stock-based compensation	12,129	9,128
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(262,958)	(376,282)
Inventories	10,088	(18,272)
Prepaid expenses and other current assets	15,174	2,504
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(58,473)	(5,326)
Other noncurrent assets	(1,882)	(247)
Increase (decrease) in—
Accounts payable and accrued liabilities	323,756	185,382
Billings in excess of costs and estimated earnings and deferred revenue	80,448	217,148
Other long-term liabilities	(4,375)	8,848
Net cash provided by operating activities	638,594	466,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(70,395)	(69,574)
Proceeds from sales of property and equipment	3,611	5,093
Cash paid for acquisitions, net of cash acquired	(235,466)	(53,404)
Payments for investments	(1,770)	(1,240)
Net cash used in investing activities	(304,020)	(119,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	182,000	285,000
Payments on revolving credit facility	(182,000)	(500,000)
Proceeds from other debt	640	—
Payments on other debt	(26,550)	(1,980)
Payments of dividends to stockholders	(30,322)	(21,455)
Share repurchases	(42,024)	(8,563)
Shares received in lieu of tax withholding	(7,292)	(4,725)
Proceeds from exercise of options	27	18
Deferred acquisition payments	(50)	—
Payments for contingent consideration arrangements	(18,570)	(15,321)
Net cash used in financing activities	(124,141)	(267,026)
NET INCREASE IN CASH AND CASH EQUIVALENTS	210,433	80,409
CASH AND CASH EQUIVALENTS, beginning of period	205,150	57,214
CASH AND CASH EQUIVALENTS, end of period	$415,583	$137,623

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief decision maker and included within each reported measure of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 will not have an impact on our consolidated financial position, results of operations or cash flows, but will affect our financial statement disclosures as discussed above.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The standard also requires entities to make additional disclosures on income taxes paid as well as on certain income statement-related items. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. This standard will not have an impact on our consolidated financial position, results of operations or cash flows, but will affect our financial statement disclosures as discussed above.

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

In early September 2023, the IRS issued interim guidance addressing, together with other topics, the treatment of research and experimental (“R&E”) expenditures for taxpayers using the percentage of completion method to account for taxable income from long-term contracts. We relied on such guidance for the 2022 tax year, and the resultant reduction in taxable revenue offsets the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017) for the 2022 tax year. We filed our 2022 federal tax return in October 2023 requesting a refund of our $107.1 million overpayment, which had not been received as of September 30, 2024.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

We have a $6.1 million investment in a construction-focused technology fund with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

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

During the three months ended September 30, 2024 and 2023, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 1.7% and 0.8%, respectively, as a result of changes in estimates associated with performance obligations on contracts. During the nine months ended September 30, 2024 and 2023, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 2.7% and 1.3%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2024		2023		2024		2023
Mechanical Segment	$1,438,617	79.4%	$1,031,310	74.8%	$4,075,305	79.0%	$2,925,848	76.0%
Electrical Segment	373,749	20.6%	346,814	25.2%	1,084,367	21.0%	923,346	24.0%
Total	$1,812,366	100.0%	$1,378,124	100.0%	$5,159,672	100.0%	$3,849,194	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Type of Customer	2024		2023		2024		2023
Technology	$615,398	34.0%	$303,847	22.0%	$1,641,525	31.8%	$795,327	20.7%
Manufacturing	452,157	24.9%	469,173	34.0%	1,439,772	27.9%	1,271,348	33.0%
Education	195,737	10.8%	139,206	10.1%	523,153	10.1%	376,637	9.8%
Healthcare	149,974	8.3%	133,130	9.7%	424,450	8.2%	431,329	11.2%
Office Buildings	109,233	6.0%	104,937	7.6%	326,137	6.3%	299,103	7.8%
Retail, Restaurants and Entertainment	114,572	6.3%	77,802	5.6%	309,658	6.0%	234,779	6.1%
Government	92,555	5.1%	85,220	6.3%	271,429	5.3%	227,232	5.9%
Multi-Family and Residential	33,838	1.9%	45,523	3.3%	110,870	2.2%	136,825	3.5%
Other	48,902	2.7%	19,286	1.4%	112,678	2.2%	76,614	2.0%
Total	$1,812,366	100.0%	$1,378,124	100.0%	$5,159,672	100.0%	$3,849,194	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2024		2023		2024		2023
New Construction	$949,035	52.4%	$798,289	57.9%	$2,930,283	56.8%	$2,108,153	54.8%
Existing Building Construction	570,288	31.5%	305,795	22.2%	1,407,231	27.3%	974,085	25.3%
Service Projects	125,249	6.9%	117,202	8.5%	355,643	6.9%	335,053	8.7%
Service Calls, Maintenance and Monitoring	167,794	9.2%	156,838	11.4%	466,515	9.0%	431,903	11.2%
Total	$1,812,366	100.0%	$1,378,124	100.0%	$5,159,672	100.0%	$3,849,194	100.0%

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$73,934	$28,084
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$1,197,532	$909,538

In the first nine months of 2024 and 2023, we recognized revenue of $767.3 million and $482.9 million related to our contract liabilities at January 1, 2024 and January 1, 2023, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2024 and 2023.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.68 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$415,583	$—	$—	$415,583
Contingent earn-out obligations	$—	$—	$103,238	$103,238

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$205,150	$—	$—	$205,150
Life insurance—cash surrender value	$—	$7,473	$—	$7,473
Contingent earn-out obligations	$—	$—	$44,222	$44,222

Cash and cash equivalents consist primarily of deposit accounts and highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. We believe the carrying value of our debt associated with our revolving credit facility approximates its fair value due to the variable rate on such debt. We believe the carrying values of our notes to former owners approximate their fair values due to the relatively short remaining terms on these notes.

As of December 31, 2023, we had life insurance policies covering 131 employees with a combined face value of $87.8 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is included in “Other Noncurrent Assets” in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of September 30, 2024, cash flows were discounted using a weighted average cost of capital ranging from 16.0% to 19.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Balance at beginning of period	$44,222	$32,317
Issuances	51,784	4,315
Settlements	(37,202)	(16,017)
Adjustments to fair value	44,434	23,607
Balance at end of period	$103,238	$44,222

5. Acquisitions

Summit Industrial Construction, LLC Acquisition

On February 1, 2024, we acquired Summit Industrial Construction, LLC (“Summit”). Summit is headquartered in Houston, Texas, and is a specialty industrial contractor offering engineering, design-assist and turnkey, direct hire construction services of systems serving the advanced technology, power, and industrial sectors. As a result of the acquisition, Summit is a wholly owned subsidiary of the Company reported in our mechanical segment. Revenue attributable to Summit was $256.2 million for the eight months from the acquisition date.

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

J & S Mechanical Contractors, Inc. Acquisition

On February 1, 2024, we acquired all of the issued and outstanding shares of capital stock of J & S Mechanical Contractors, Inc. (“J&S”). J&S is headquartered in West Jordan, Utah, and provides mechanical construction services to commercial and industrial sectors, specializing in data center HVAC systems and hospital medical gas systems. As a result of the acquisition, J&S is a wholly owned subsidiary of the Company reported in our mechanical segment. Revenue attributable to J&S was $106.3 million for the eight months from the acquisition date.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$100,000
Working capital adjustment	1,587
Notes issued to former owners	10,000
Estimated fair value of contingent earn-out payments	9,052
$120,639
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$14,802
Billed and unbilled accounts receivable	38,411
Inventory	230
Prepaid expenses and other	393
Costs and estimated earnings in excess of billings	728
Property and equipment	2,674
Lease right-of-use asset	4,552
Goodwill	40,706
Identifiable intangible assets	63,300
Other noncurrent assets	10
Accounts payable	(20,649)
Billings in excess of costs and estimated earnings and deferred revenue	(19,188)
Current operating lease liabilities	(133)
Accrued expenses and other current liabilities	(826)
Long-term debt	(59)
Long-term operating lease liabilities	(4,312)
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

The contingent earn-out obligation is associated with the achievement of three earnings milestones over a 35-month period, and the range of each estimated milestone payment is $1.1 million to $4.7 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using discount rates ranging from 15.4% to 16.5%, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

Other Acquisitions

On May 1, 2024, we acquired all of the issued and outstanding membership interests of a plumbing service provider in North Carolina for a total preliminary purchase price of $39.9 million, which is reported in our mechanical segment.

On October 2, 2023, we acquired all of the issued and outstanding shares of capital stock of DECCO, Inc. (“DECCO”), headquartered in Nashua, New Hampshire, for a total purchase price of $59.8 million, which included $48.8 million of cash paid on the closing date, $7.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. DECCO operates in the Northeastern region of the United States and performs mechanical and plumbing services with specialties in piping systems, steam, power, biotechnical processes and conveying systems, in addition to turnkey tool and equipment installation, critical equipment handling services and associated maintenance and support services. As a result of the acquisition, DECCO is a wholly owned subsidiary of the Company reported in our mechanical segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2022	$363,929	$247,860	$611,789
Acquisitions and purchase price adjustments (See Note 5)	29,347	25,698	55,045
Balance at December 31, 2023	393,276	273,558	666,834
Acquisitions and purchase price adjustments (See Note 5)	208,159	200	208,359
Balance at September 30, 2024	$601,435	$273,758	$875,193

Identifiable Intangible Assets, Net

At September 30, 2024, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2024 (remainder of the year)	$22,042
2025	66,576
2026	55,961
2027	53,650
2028	52,103
Thereafter	206,127
Total	$456,459

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Revolving credit facility	$—	$—
Notes to former owners	67,593	44,070
Other debt	768	142
Total debt	68,361	44,212
Less—current portion	(6,046)	(4,867)
Total long-term portion of debt	$62,315	$39,345

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2024, we had no outstanding borrowings on the revolving credit facility, $80.0 million in letters of credit outstanding and $770.0 million of credit available.

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

There were no outstanding borrowings on the revolving credit facility as of September 30, 2024 and December 31, 2023.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of September 30, 2024.

Notes to Former Owners

As part of the consideration used to acquire eight companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $67.6 million as of September 30, 2024. At September 30, 2024, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2024	Interest Rates
2025	$5,968	2.3 - 2.5%
2026	30,625	2.5 - 5.5%
2027	26,000	5.5%
2028	5,000	5.5%
Total	$67,593

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $26.4 million and $17.0 million for the three months ended September 30, 2024 and 2023, respectively. Variable lease expense and short-term lease expense aggregated to $67.1 million and $38.8 million in the first nine months of 2024 and 2023, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of September 30, 2024 and December 31, 2023 was 6.0% and 5.8%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended September 30, 2024 and 2023 was $37.1 million and $25.7 million, respectively. Operating lease expense for the nine months ended September 30, 2024 and 2023 was $98.6 million and $61.7 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. In the third quarter of 2023, we commenced two large real estate leases to support our expected growth in off-site construction, with lease terms longer than our typical terms. The weighted average remaining lease term for our operating leases was 11.1 years at September 30, 2024 and 10.9 years at December 31, 2023.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended September 30, 2024 and 2023 was approximately $2.4 million and $1.9 million, respectively. Rent paid to related parties for the nine months ended September 30, 2024 and 2023 was approximately $7.1 million and $5.6 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$225,301	$205,712
Operating lease liabilities:
Other current liabilities	$26,979	$24,426
Long-term operating lease liabilities	208,268	188,136
Total operating lease liabilities	$235,247	$212,562

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2024 (excluding the nine months ended September 30, 2024)	$10,146
2025	39,434
2026	35,646
2027	31,101
2028	27,234
Thereafter	189,877
Total lease payments	333,438
Less—present value discount	(98,191)
Present value of operating lease liabilities	$235,247

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$10,061	$7,293	$29,377	$21,362
Operating lease right-of-use assets obtained in exchange for lease liabilities	$6,657	$82,352	$41,989	$98,102

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

As of September 30, 2024, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2024 and 2023.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Common shares outstanding, end of period	35,593	35,760	35,593	35,760
Effect of using weighted average common shares outstanding	76	60	125	59
Shares used in computing earnings per share—basic	35,669	35,820	35,718	35,819
Effect of shares issuable under stock option plans based on the treasury stock method	30	28	30	26
Effect of restricted and contingently issuable shares	56	69	56	65
Shares used in computing earnings per share—diluted	35,755	35,917	35,804	35,910

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of September 30, 2024, we have repurchased a cumulative total of 10.4 million shares at an average price of $29.99 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2024, we repurchased 0.1 million shares for approximately $42.3 million at an average price of $310.02 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Three Months Ended September 30, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,438,617	$373,749	$—	$1,812,366
Gross Profit	$292,372	$89,342	$—	$381,714

	Three Months Ended September 30, 2023
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,031,310	$346,814	$—	$1,378,124
Gross Profit	$210,147	$67,352	$—	$277,499

	Nine Months Ended September 30, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$4,075,305	$1,084,367	$—	$5,159,672
Gross Profit	$789,056	$253,617	$—	$1,042,673

	Nine Months Ended September 30, 2023
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$2,925,848	$923,346	$—	$3,849,194
Gross Profit	$547,695	$163,129	$—	$710,824

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

In our electrical business segment, our principal business activity is electrical construction and engineering in the commercial and industrial field. We also perform electrical logistics services and electrical service work.

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

Approximately 91.0% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of September 30, 2024, we had 8,811 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $1.7 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $13.16 billion of aggregate contract value as of September 30, 2024, or approximately 89% of a total contract value for all projects in progress, totaling $14.72 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of September 30, 2024, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	7,764	$1,565.9
$2 million - $10 million	715	3,312.5
$10 million - $20 million	150	2,113.2
$20 million - $40 million	118	3,362.2
Greater than $40 million	64	4,368.6
Total	8,811	$14,722.4

In addition to project work, approximately 9.0% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets or pauses during 2020 and 2021. We experienced increasing demand in 2022 and 2023, and we expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels for the rest of 2024 and leading into 2025. While the impacts from the supply chain shortages have improved, we continue to experience increased labor costs and delays in delivery of certain materials and equipment. We expect that constraints and delays in our supply chain will continue to abate in the near term; however, we anticipate that pressure on cost and availability, especially for skilled labor, will continue for the rest of 2024 and leading into 2025.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of September 30, 2024, we had $770.0 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-five calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended September 30, 2024, to the items that we disclosed as our "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue	$1,812,366	100.0%	$1,378,124	100.0%	$5,159,672	100.0%	$3,849,194	100.0%
Cost of services	1,430,652	78.9%	1,100,625	79.9%	4,116,999	79.8%	3,138,370	81.5%
Gross profit	381,714	21.1%	277,499	20.1%	1,042,673	20.2%	710,824	18.5%
Selling, general and administrative expenses	180,177	9.9%	142,935	10.4%	522,437	10.1%	414,397	10.8%
Gain on sale of assets	(1,347)	(0.1)%	(579)	—	(2,778)	(0.1)%	(1,683)	—
Operating income	202,884	11.2%	135,143	9.8%	523,014	10.1%	298,110	7.7%
Interest income	3,825	0.2%	952	0.1%	6,692	0.1%	2,441	0.1%
Interest expense	(1,730)	(0.1)%	(1,886)	(0.1)%	(5,072)	(0.1)%	(9,880)	(0.3)%
Changes in the fair value of contingent earn-out obligations	(17,254)	(1.0)%	(8,727)	(0.6)%	(44,434)	(0.9)%	(14,207)	(0.4)%
Other income (expense)	87	—	(44)	—	323	—	1	—
Income before income taxes	187,812	10.4%	125,438	9.1%	480,523	9.3%	276,465	7.2%
Provision for income taxes	41,577		20,313		103,960		44,648
Net income	$146,235	8.1%	$105,125	7.6%	$376,563	7.3%	$231,817	6.0%

We had 44 operating locations as of December 31, 2023. In the first quarter of 2024, we split one of our operating locations into two separate operating locations. Additionally, we completed the acquisitions of Summit Industrial Construction, LLC (“Summit”) and J & S Mechanical Contractors, Inc. (“J&S”), which both report as separate operating locations. We had 47 operating locations as of September 30, 2024. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2024 to 2023, as described below, excludes Summit, which was acquired on February 1, 2024, J&S, which was acquired on February 1, 2024, DECCO, Inc. (“DECCO”), which was acquired on October 2, 2023, and one month of results for Eldeco, Inc (“Eldeco”), which was acquired on February 1, 2023. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the third quarter of 2024 increased $434.2 million, or 31.5%, to $1.81 billion compared to the same period in 2023. The increase included a 17.5% increase in revenue related to same-store activity and a 14.0% increase related to the Summit, J&S, and DECCO acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been strong in the technology sector, particularly for data centers and chip plants.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
Revenue:
Mechanical Segment	$1,438,617	79.4%	$1,031,310	74.8%
Electrical Segment	373,749	20.6%	346,814	25.2%
Total	$1,812,366	100.0%	$1,378,124	100.0%

Revenue for our mechanical segment increased $407.3 million, or 39.5%, to $1.44 billion for the third quarter of 2024 compared to the same period in 2023. Of this increase, $193.6 million resulted from the acquisitions of Summit,

J&S, and DECCO, and $213.7 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Virginia operations ($38.6 million), one of our Texas operations ($37.5 million) and at our North Carolina operation ($25.6 million) and in the healthcare and manufacturing sectors at our Mississippi operation ($31.8 million). The same-store revenue increase was partially offset by a decrease in activity in the manufacturing sector at one of our Indiana operations ($23.1 million).

Revenue for our electrical segment increased $26.9 million, or 7.8%, to $373.7 million for the third quarter of 2024 compared to the same period in 2023. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($23.6 million).

Revenue for the first nine months of 2024 increased $1.31 billion, or 34.0%, to $5.16 billion compared to the same period in 2023. The increase included a 23.1% increase in revenue related to same-store activity and a 10.9% increase related to the Summit, J&S, DECCO, and Eldeco acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been strong in the technology and manufacturing sectors, particularly for data centers, chip plants, food and pharmaceuticals.

The following table presents our operating segment revenue (in thousands, except percentages):

	Nine Months Ended September 30,
	2024		2023
Revenue:
Mechanical Segment	$4,075,305	79.0%	$2,925,848	76.0%
Electrical Segment	1,084,367	21.0%	923,346	24.0%
Total	$5,159,672	100.0%	$3,849,194	100.0%

Revenue for our mechanical segment increased $1.15 billion, or 39.3%, to $4.08 billion for the first nine months of 2024 compared to the same period in 2023. Of this increase, $412.2 million resulted from the acquisitions of Summit, J&S, and DECCO, and $737.3 million was attributable to same-store activity. The same-store increase primarily resulted from an increase in activity in the technology sector at two of our Texas operations ($244.6 million), at our North Carolina operation ($109.5 million) and at one of our Virginia operations ($93.0 million).

Revenue for our electrical segment increased $161.0 million, or 17.4%, to $1.08 billion for the first nine months of 2024 compared to the same period in 2023. The increase primarily resulted from higher activity in the technology sector at our Texas electrical operation ($99.9 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	September 30, 2024		December 31, 2023		September 30, 2023
Backlog:
Mechanical Segment	$4,441,923	78.2%	$4,027,927	78.1%	$3,117,994	72.7%
Electrical Segment	1,238,858	21.8%	1,129,449	21.9%	1,169,592	27.3%
Total	$5,680,781	100.0%	$5,157,376	100.0%	$4,287,586	100.0%

Backlog as of September 30, 2024 was $5.68 billion, a 1.6% decrease from June 30, 2024 backlog of $5.77 billion, and a 32.5% increase from September 30, 2023 backlog of $4.29 billion. The sequential backlog decrease was primarily a result of the completion of project work at two of our Texas operations ($78.8 million), one of our Virginia operations ($56.5 million) and our Indiana electrical operation ($32.7 million). The sequential backlog decrease was partially offset by increased project bookings at another one of our Texas operations ($90.7 million). The year-over-year backlog increase included the acquisitions of Summit ($324.6 million), J&S ($136.1 million) and DECCO ($49.4 million) as well as a same-store increase of $883.1 million, or 20.6%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings at our Texas electrical operation ($268.4 million), one of our Virginia operations ($146.2 million), our Mississippi operation ($109.2 million), our North Carolina operations ($106.8 million) and another one of our Texas operations ($104.3 million).

Gross Profit—Gross profit increased $104.2 million, or 37.6%, to $381.7 million for the third quarter of 2024 as compared to the same period in 2023. The increase included a $24.7 million, or 8.9%, increase related to the Summit, J&S, and DECCO acquisitions, as well as a 28.7% increase in same-store activity. The same-store increase in gross profit was driven by both higher revenues in the current year as well as improved execution in our operations, including improvements in project execution at two of our Texas operations ($31.3 million) and our Texas electrical operation ($26.1 million). Additionally, we had increased volumes at one of our Virginia operations ($7.9 million). As a percentage of revenue, gross profit for the third quarter increased from 20.1% in 2023 to 21.1% in 2024, primarily due to the factors discussed above and improvements in our electrical segment gross profit margin.

Gross profit increased $331.8 million, or 46.7%, to $1.04 billion for the first nine months of 2024 as compared to the same period in 2023. The increase included a 6.0% increase related to the Summit, J&S, DECCO, and Eldeco acquisitions, as well as a 40.7% increase in same-store activity. The same-store increase in gross profit was primarily driven by both higher revenues in the current year as well as improved execution in our operations, including improvements in project execution at our Texas electrical operation ($74.4 million) and another one of our Texas operations ($47.5 million). Additionally, we had increased volumes at one of our Texas operations ($31.5 million), our North Carolina operations ($27.5 million) and one of our Virginia operations ($22.7 million). These increases were partially offset by a benefit in the first quarter of 2023 of $6.6 million in gross profit related to positive developments on legal matters. As a percentage of revenue, gross profit for the nine-month period increased from 18.5% in 2023 to 20.2% in 2024, primarily due to the factors discussed above and improvements in our electrical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $37.2 million, or 26.1%, to $180.2 million for the third quarter of 2024 as compared to 2023. On a same-store basis, excluding amortization expense, SG&A increased $26.5 million, or 19.9%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($19.0 million), largely attributable to increased headcount. Amortization expense increased $4.8 million during the period, primarily as a result of the Summit, J&S, and DECCO acquisitions. As a percentage of revenue, SG&A for the third quarter decreased from 10.4% in 2023 to 9.9% in 2024 due to leverage resulting from the increase in revenue.

SG&A increased $108.0 million, or 26.1%, to $522.4 million for the first nine months of 2024 as compared to 2023. On a same-store basis, excluding amortization expense, SG&A increased $77.2 million, or 20.0%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($57.7 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $12.8 million during the period, primarily as a result of the Summit, J&S and DECCO acquisitions. As a percentage of revenue, SG&A for the nine-month period decreased from 10.8% in 2023 to 10.1% in 2024 due to leverage resulting from the increase in revenue.

We have included same-store SG&A, excluding amortization, because we believe it is an effective measure of comparative results of operations. However, same-store SG&A, excluding amortization, is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results and, accordingly, should not be considered an alternative to SG&A as shown in our consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
SG&A	$180,177	$142,935	$522,437	$414,397
Less: SG&A from companies acquired	(5,977)	—	(18,039)	—
Less: Amortization expense	(14,289)	(9,516)	(41,079)	(28,326)
Same-store SG&A, excluding amortization expense	$159,911	$133,419	$463,319	$386,071

Interest Income—Interest income increased $2.9 million to $3.8 million for the third quarter of 2024 as compared to the same period in 2023. Interest income increased $4.3 million to $6.7 million for the first nine months of 2024 compared to the same period in 2023. The increase in interest income for the third quarter of 2024 and first nine months of 2024 is due to an increase in our average cash balance and higher interest rates compared to the prior year.

Interest Expense—Interest expense decreased $0.2 million, or 8.3%, to $1.7 million for the third quarter of 2024 as compared to the same period in 2023. Interest expense decreased $4.8 million, or 48.7%, to $5.1 million for the first nine months of 2024 compared to the same period in 2023. The decrease in interest expense for the third quarter of 2024 and first nine months of 2024 is due to a decrease in our average outstanding debt balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the third quarter of 2024 increased $8.5 million as compared to the same period in 2023. The increase in earn-out expense was primarily driven by higher actual and projected earnings at Summit. Expense from changes in the fair value of contingent earn-out obligations for the first nine months of 2024 increased $30.2 million as compared to the same period in 2023. The increase in earn-out expense was primarily driven by higher actual and projected earnings at Summit and J&S. Expense or income from changes in earn-out valuations may be more volatile in future periods due to large earn-out agreements for acquisitions that closed in 2024.

Provision for Income Taxes—Our provision for income taxes for the nine months ended September 30, 2024 was $104.0 million with an effective tax rate of 21.6% as compared to a provision for income taxes of $44.6 million with an effective tax rate of 16.1% for the same period in 2023. The effective tax rate for 2024 is slightly higher than the 21% federal statutory rate primarily due to net state income taxes (3.6%) and net nondeductible expenses (0.6%), partially offset by the credit for increasing research activities (the “R&D tax credit”) (3.6%). The effective tax rate for 2023 was lower than the 21% federal statutory rate primarily due to the R&D tax credit (5.6%) and an increase in the R&D tax credit for the 2022 tax year (3.9%). These R&D tax credit benefits were partially offset by net state income taxes (3.7%) and net nondeductible expenses (1.4%).

As a result of conforming amendments made to the R&D tax credit in connection with the deferral of tax deductions for research and experimental (“R&E”) expenditures pursuant to the Tax Cuts and Jobs Act (2017), our provision for income taxes for the nine months ended September 30, 2024 benefited from a $3.7 million increase in the R&D tax credit.

Outlook

We experienced strong ongoing demand in the first nine months of 2024, although we continue to experience increased labor costs and impacts from supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we currently anticipate solid earnings for the remainder of 2024 and in 2025. Although we are preparing for a wide range of challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our manufacturing and technology customers, are likely to continue for the rest of 2024 and leading into 2025.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2024	2023

Cash provided by (used in):
Operating activities	$638,594	$466,560
Investing activities	(304,020)	(119,125)
Financing activities	(124,141)	(267,026)
Net increase (decrease) in cash and cash equivalents	$210,433	$80,409
Free cash flow:
Cash provided by operating activities	$638,594	$466,560
Purchases of property and equipment	(70,395)	(69,574)
Proceeds from sales of property and equipment	3,611	5,093
Free cash flow	$571,810	$402,079

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

Cash provided by operating activities was $638.6 million during the first nine months of 2024 compared to $466.6 million during the same period in 2023. The $172.0 million increase in cash provided was primarily driven by higher earnings before non-cash expenses such as amortization of intangible assets, a $138.4 million benefit from increases in accounts payable and accrued liabilities driven by the size and timing of payments and a $113.3 million benefit from changes in accounts receivables, net. This increase was partially offset by a $136.7 million change in billings in excess of costs and deferred revenue due to more advanced payments received in the prior year. We have received large advanced payments in the current and prior years that will reverse when project costs are incurred, except to the extent that additional advanced payments are received.

Cash Used in Investing Activities—During the first nine months of 2024, cash used in investing activities was $304.0 million compared to $119.1 million during the same period in 2023. The $184.9 million increase in cash used primarily related to an increase in cash paid (net of cash acquired) for acquisitions in the current year compared to the same period in 2023.

Cash Used in Financing Activities—Cash used in financing activities was $124.1 million for the first nine months of 2024 compared to $267.0 million during the same period in 2023. The $142.9 million decrease in cash used was primarily due to higher net repayments of debt in the prior year as operating cash flows were used to pay down outstanding debt partially offset by increased share repurchases of $33.5 million in the current year.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of September 30, 2024, we have repurchased a cumulative total of 10.4 million shares at an average price of $29.99 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2024, we repurchased 0.1 million shares for approximately $42.3 million at an average price of $310.02 per share.

Debt

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2024, we had no outstanding borrowings on the revolving credit facility, $80.0 million in letters of credit outstanding and $770.0 million of credit available.

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

As of September 30, 2024, we have $80.0 million in letter of credit commitments, of which $55.0 million will expire in 2024, $24.8 million will expire in 2025 and $0.2 million will expire in 2026. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of September 30, 2024.

Notes to Former Owners

As part of the consideration used to acquire eight companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $67.6 million as of September 30, 2024. At September 30, 2024, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2024	Interest Rates
2025	$5,968	2.3 - 2.5%
2026	30,625	2.5 - 5.5%
2027	26,000	5.5%
2028	5,000	5.5%
Total	$67,593

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

We have exposure to changes in interest rates under our revolving credit facility. There were no outstanding borrowings on the revolving credit facility as of September 30, 2024 and December 31, 2023. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of September 30, 2024, we have repurchased a cumulative total of 10.4 million shares at an average price of $29.99 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2024, we repurchased 0.1 million shares for approximately $42.3 million at an average price of $310.02 per share.

During the quarter ended September 30, 2024, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	32,219	$305.13	10,325,040	619,085
August 1 - August 31	44,192	$315.12	10,369,232	986,319
September 1 - September 30	23,550	$314.55	10,392,782	962,769
	99,961	$311.77	10,392,782	962,769

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 11.4 million shares have been approved for repurchase.

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended September 30, 2024, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

Comfort Systems USA, Inc.

October 24, 2024	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 24, 2024	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 24, 2024	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer