Form 10-K
period 2024-12-31
COMFORT SYSTEMS USA INC
filed 2025-02-20
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2024 was approximately $10.67 billion, based on the $304.12 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2024.

As of February 14, 2025, 35,553,062 shares of the registrant’s common stock were outstanding (excluding treasury shares of 5,570,303).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2024.

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

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide mechanical and electrical contracting services. Our mechanical segment principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout our 47 operating units with 178 locations in 136 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional MEP markets and perform most of our services in manufacturing, healthcare, education, office, technology, retail and government facilities. Substantially all of our consolidated 2024 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 56.7% of our revenue was attributable to installation services in newly constructed facilities and 43.3% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2024 revenue was derived from the following service industries:

Percentage of
Service Activity	Revenue
Mechanical Services	78.7%
Electrical Services	21.3%
Total	100.0%

Industry Overview

We believe that commercial, industrial, and institutional mechanical and electrical contracting generate annual revenue in the United States of approximately $550 billion. Mechanical and electrical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption, carbon footprint, and operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities frequently have poor air quality and provide less comfortable environments, and older HVAC systems result in significantly higher energy consumption than do modern systems. As electrical systems age, they require service and replacement, and changing building configurations and technological power load requirements lead to the need to reconfigure and improve electrical systems in buildings on a regular basis.

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

Our industry can be broadly divided into two categories:

●	construction of and installation in new buildings, which provided approximately 56.7% of our revenue in 2024, and
●	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 43.3% of our 2024 revenue.

Construction, Installation, Expansion and Renovation Services—Construction, installation, expansion and renovation services consist of “design and build” and “plan and spec” projects. In “design and build” projects, the commercial MEP company is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the contracting company. Companies that specialize in “design and build” projects use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. “Plan and spec” installation refers to projects in which a third-party architect or consulting engineer designs the MEP systems, and the installation project is “put out for bid.” We believe that “plan and spec” projects usually take longer to complete and frequently result in less efficient outcomes than “design and build” projects because the system design and installation process are not integrated, thus resulting in more frequent adjustments to project specifications, work requirements and schedules. Our investments in design and building information modeling enable us to collaborate with our customers to achieve reliable and energy efficient construction outcomes and to eliminate unnecessary waste.

Maintenance, Repair and Replacement Services—The Company’s services further include maintaining, repairing, replacing, reconfiguring and monitoring previously installed systems and building automation controls. The growth and aging of the installed base of MEP and related systems, changing requirements due to increasing technology deployment and the demand for more efficient systems and more capable building automation controls have fueled growth in these services. The increasing complexity of these systems leads many commercial, industrial and institutional building owners and property managers to outsource maintenance and repair, often through service agreements with service providers. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors that are crucial to energy efficient operations. These systems require specialized training to install, maintain and repair. We believe that the work we perform to optimize and upgrade systems and controls helps Comfort Systems USA to optimize energy use and fundamentally reduce our nation’s carbon footprint.

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

Focus on Industrial, Commercial and Institutional Markets—We focus on the industrial, commercial, and institutional building markets, including construction, maintenance, repair, and replacement services. We believe that these complex markets are attractive because of their growth opportunities, large and diverse customer bases, attractive margins, and potential for long-term relationships with building owners.

Leverage Resources and Capabilities—We believe significant efficiencies can be achieved by leveraging resources among our operating locations. We have shifted certain fabrication activities to centralized locations to increase asset utilization. We opportunistically allocate our engineering, field, and supervisory labor from one operation to another to use our employee base more fully, meet our customers’ needs and share expertise. Our ability to share resources frequently allows us to pursue work that would otherwise not be available to us and allows us to provide a more diversified and steady deployment of our labor. We believe that we have realized scale benefits from coordinated purchasing, technical innovation, insurance, benefits, bonding, and financing activities across our operations.

Maintain a Diverse Customer, Geographic, and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2024 by end-use sector was as follows:

Technology	33.2%
Manufacturing	27.3%
Education	10.0%
Healthcare	8.3%
Office Buildings	6.0%
Retail, Restaurants and Entertainment	5.4%
Government	5.4%
Multi-Family and Residential	2.0%
Other	2.4%
Total	100.0%

Approximately 91.1% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2024, we had 7,935 projects in process with an aggregate contract value of approximately $14.35 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $1.8 million. This average project size, when taken together with the approximately 8.9% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector.

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

Excel at Modular and Off-Site Construction—We believe that modular and off-site construction – the ability to build superior quality plants and systems away from the construction site – will become increasingly important in complex construction projects. Accordingly, we have invested in that capability through acquisitions, and after acquisition we have further invested in improving and growing that service offering. This has led to meaningful growth in our ability to provide this expertise. Through development and acquisitions, we plan to continue to improve our unmatched capability in mechanical off-site or modular construction.

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

Operations and Services Provided

We provide a wide range of construction, renovation, expansion, maintenance, repair and replacement services for MEP and related systems in commercial, industrial and institutional properties. Our local management teams maintain responsibility for day-to-day operating decisions. Local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices and corporate initiatives. In addition to senior management, local personnel generally include design engineers, energy efficiency and sustainability experts, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies.

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 56.7% of our consolidated 2024 revenue, involves the design, engineering, integration, installation and start-up of MEP and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and to optimize energy efficiency of the MEP systems that best suit the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate ductwork, conduit and piping and assemble certain components for the system based on the mechanical drawing specifications. Finally, we install the systems at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $1.8 million. We also perform larger project work, with 1,046 contracts in progress at December 31, 2024 with contract prices in excess of $2 million. Our largest project in progress at December 31, 2024 had a contract price of $168.9 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur costs on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 43.3% of our consolidated 2024 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Optimal maintenance is crucial to energy efficient operations. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of power usage, temperature, pressure, humidity and air flow for MEP and other building systems.

Sources of Supply

The raw materials and components we install and service include MEP system components such as ductwork, pipe, valves, fittings, electrical wire, conduit and fixtures, fabricated steel and sheet metal. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. During ordinary times, delivery times are typically short for most raw materials and standard components. However, during periods of peak demand, lead-times for certain components may extend to several months. We estimate that the direct purchase of commodities and finished products comprises between 40% and 45% of our average project cost.

Orders for manufactured commercial HVAC equipment, electrical switch gear, and large application power generators have experienced the longest lead-times, and it is not uncommon for lead-times to be greater than six months.

We have procedures to reduce commodity cost exposure, including costs due to tariffs, such as purchasing commodities early for projects, as well as selectively including time or market-based escalation and escape provisions in bids and contracts.

The primary manufacturers of the major components in a commercial MEP system are: Trane, Carrier, York, Daikin (chillers and roof top units), Baltimore Aircoil and SPX (cooling towers), Schneider Electric, Eaton, ABB (electrical switchgear), Caterpillar, Cummins, Kohler (power generators), Johnson Controls, Automated Logic and Siemens (building automation). We do not have any significant contracts guaranteeing us a supply of raw materials or components.

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

Sales and Marketing

We have a diverse customer base, with our top customer representing 13.3% of consolidated 2024 revenue. Our largest customer can change from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Human Capital Resources

Employees—As of December 31, 2024, we had approximately 18,300 employees as compared to approximately 15,800 employees as of December 31, 2023. We have collective bargaining agreements covering 50 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

Culture and Core Values—Our values define, inform, and guide the way we operate both within the Company and in the communities where we do business. Our core values are to be safe; be honest; be respectful; be innovative; and be collaborative. These values set the foundation for our Code of Conduct, which applies to all employees, officers, and directors of the Comfort Systems USA family of companies. The Code of Conduct is regularly reinforced to the Company’s employees and management through periodic ethics, equal opportunity employment, and anti-corruption training. In addition, certain business partners, such as consultants, agents, suppliers, contractors, and other third parties, serve as an extension of the Company. They are expected to follow the spirit of our Code of Conduct, all applicable laws, and any applicable contractual provisions when working on our behalf.

We believe that the way we conduct business is just as important as the business we do. Operating with integrity helps us deliver on the promises we have made to each other, our customers, and the communities where we live and work. It is also the basis for ensuring continued growth and success. Everyone at the Company shares a responsibility for doing business ethically and in a sustainable manner, preserving our good name. We ensure that this responsibility applies at every level in our organization, and everyone from officers and directors to our field personnel is responsible for overseeing these efforts.

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

Safety—We have established comprehensive safety programs throughout our operations to ensure that all employees comply with safety standards we have established and that are established under federal, state, and local laws and regulations. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Additionally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 0.97 during 2024.

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

In 2024, we continued our efforts to adhere to voluntary reporting standards by (i) submitting to CDP (formerly the Carbon Disclosure Project), wherein, among other things, we disclosed the results of our annual greenhouse gas emissions inventory, and (ii) publishing our 2023 sustainability report, which followed the Task Force on Climate-related Financial Disclosures and the Sustainability Accounting Standard Board’s standards for the Engineering and Construction Services industry and the Global Reporting Initiative Standards: Core option. Further, we have published a number of policies and guidelines related to environmental, social and governance matters, including: a Supplier Diversity Policy, a Supplier Code of Conduct, an Environmental Policy and a Labor & Human Rights Policy.

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

The industries and markets in which we operate have always been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can increase our liability exposure and result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, such bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, because 5.4% of our revenue for the year ended December 31, 2024 was attributable to projects in the government sector, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

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

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Our backlog as of December 31, 2024 was $5.99 billion. The predictive value of backlog information is limited to indications of general revenue direction over the near term, and we cannot guarantee that the revenue projected from our backlog will be realized or, if realized, will be profitable. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

We could be adversely impacted by the effects of inflation, supply chain disruptions, capital market volatility and an economic recession or downturn.

The global economy continues to experience high rates of inflation and market and economic volatility, resulting from a number of factors, including the war between Russia and Ukraine, unrest in the Middle East, and supply chain constraints. These conditions have increased our cost for labor, materials, utilities, and other goods and services. In addition, the current market conditions have caused volatility in the capital markets, which may increase our cost of capital or prevent us from raising capital if we desire or need to do so and may have adverse impacts on the mechanical and electrical services industry. Further, there are market concerns that the United States economy could experience a recession. As a result, these conditions have, and they or any similar future conditions may continue to have, significant adverse impacts on our business, financial condition and results of operations.

The loss of one or a few customers could adversely affect our business, financial condition and results of operations.

A few customers have in the past and may in the future account for a significant portion of our revenues. For example, in 2024, one customer represented approximately 13.3% of our consolidated revenue. Although we have long - standing relationships with many of our significant customers and believe that our portfolio of customers is reasonably diverse, one or a number of significant customers may unilaterally reduce, fail to renew, or terminate their contracts with us in the future. A loss of business from a significant customer, or a number of significant customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Rising inflation and/or interest rates may have an adverse effect on our business, financial condition and results of operations.

In efforts to combat inflation, the U.S. Federal Reserve raised interest rates multiple times in recent years and may do so again in 2025 (or may slow any rate reductions from what the market currently anticipates). Economic factors, including inflation and fluctuations in interest rates, may have a negative impact on our business. For instance, we have exposure to changes in interest rates under our revolving credit facility, and as interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. Furthermore, the cost of our materials, labor, and services may rise as a result of continued inflation and further interest rate hikes, and we may not be able to offset such higher costs through price increases. Our inability or failure to do so could harm our financial position and results of operations.

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

We may need to perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed and sites that may have been exposed to harsh and hazardous conditions and outbreaks of infectious disease. Extreme weather conditions (such as storms, droughts, extreme heat or cold, wildfires and floods) may limit the availability of resources, increase our costs, or may cause projects to be cancelled. To the extent climate change results in an increase in extreme weather events and adverse weather conditions, the likelihood of a negative impact on our results of operations may increase. If we are unable to manage the conditions required for certain of our jobs, including the availability of sufficient labor, adherence to environmental, health and safety or other standards, and adequately addressing harsh or hazardous conditions, our business and financial condition could be adversely affected.

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

Climate change may create physical and financial risk to our business. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as wildfires, floods and hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, increasing the costs of our projects, or may cause projects to be delayed or cancelled.

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

The last several years have been periodically marked by political and economic concerns, including the COVID-19 pandemic, decreased consumer confidence, the effects of international conflicts such as the wars between Russia and Ukraine and unrest in the Middle East, tariffs, energy costs and inflation. This instability can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets, supply chain disruptions, rising inflation and interest rates and the wars between Russia and Ukraine and unrest in the Middle East, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.

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

While we have security, internal control and technology measures in place to protect our systems and networks, these measures could fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure. In the ordinary course of business, we have been targeted by malicious cyber-attacks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows.

As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.

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

The costs of employee health insurance have been increasing in recent years due to rising healthcare costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business, including potential healthcare reform efforts under the Trump administration, the nature and impact of which are uncertain. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in December 2019, the United States Court of Appeals for the Fifth Circuit struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional, sending the case back to a federal district judge in Texas to determine which of the law’s many parts could survive without the mandate. On March 2, 2020, the United States Supreme Court granted certiorari to review this case, and on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. The Affordable Care Act will remain in effect in its current form; however, we continue to evaluate the effect that the Affordable Care Act has on our business.

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

Our 178 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Because 5.4% of our revenue for the year ended December 31, 2024 was attributable to projects in the government sector, prohibitions against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

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

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including fall risks, electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents, damage to equipment and, with respect to indoor sites, an increased risk of infectious disease. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks and continuously focus on adopting improved safety practices, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation.

Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

As a result of policy changes or shifting proposals by the U.S. government, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government has adopted an evolving approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. These tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. If we are unable to pass the costs of such tariffs on to our customer base or otherwise mitigate such costs, or if demand for our services decreases due to the higher cost, our results of operations could be materially adversely affected. In response to Russia’s invasion of Ukraine in 2022, the United States and other countries imposed trade sanctions against Russia and Belarus, which impacted global operations and financial performance. We, our suppliers and our customers import certain raw materials, components and other products from foreign suppliers. As such, the adoption and expansion of trade restrictions such as those adopted in response to Russia’s invasion of Ukraine, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has in the past and may continue to adversely impact demand for our services, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 2. Properties

As of December 31, 2024, we owned 20 properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 500,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

In 2023, we recorded a pre-tax gain of $6.8 million from legal developments and settlements that primarily relate to disputes with customers regarding the outcome of completed projects as well as an obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The pre-tax gain of $6.8 million was recorded as an increase in gross profit of $6.6 million, a reduction in SG&A of $0.7 million, an increase in interest income of $1.3 million and an increase in the change in fair value of contingent earn-out obligations expense of $1.8 million in our Consolidated Statements of Operations.

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

As of December 31, 2024, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Executive Officers of the Registrant

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. The following persons serve as executive officers of the Company.

Brian E. Lane, age 67, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience includes serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane holds a Bachelor of Science in Chemistry from the University of Notre Dame and a Master of Business Administration from Boston College.

William George, age 60, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts, law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Trent T. McKenna, age 52, has served as Executive Vice President and Chief Operating Officer since January 2022 and was formerly Senior Vice President and Chief Operating Officer during 2021. Mr. McKenna previously served as our Senior Vice President and Vice President – Region 4 from January 2019 to December 2020; Senior Vice President, General Counsel and Secretary from August 2013 to December 2018; Vice President, General Counsel and Secretary from May 2005 to August 2013; and Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas, office of Akin Gump Strauss Hauer & Feld LLP, an international law firm. Mr. McKenna earned a Bachelor of Arts degree in English from Brigham Young University and his Juris Doctorate from Duke University School of Law.

Julie S. Shaeff, age 59, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Laura F. Howell, age 37, has served as Senior Vice President and General Counsel for the Company since January 2022 and formerly served as Vice President and General Counsel from January 2019 to December 2021. Previously, Ms. Howell served as the Associate General Counsel from January 2018 to December 2018 and as Senior Counsel, Corporate from November 2014 to December 2017. Prior to joining the Company, she was an associate in the corporate department of the Houston office of Latham & Watkins, LLP from November 2013 to October 2014. From September 2012 to October 2013, Ms. Howell was an associate in the corporate department of the Silicon Valley office of Fenwick & West, LLP. Ms. Howell holds a Bachelor of Arts in Economics from Wake Forest University and a Juris Doctorate from Stanford Law School.

Terrence Reed, age 65, has served as Senior Vice President, Chief Human Resources Officer since January 2024 and formerly served as Senior Vice President of People and Leadership Development from March 2021 to December 2023. Mr. Reed joined the Company after working in various senior manufacturing and HR leadership positions in several organizations, including Koch Engineered Solutions and Buckeye Technologies. Mr. Reed is a graduate of the University of South Alabama, where he completed studies in Mechanical Engineering, and is a former US Army officer.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol FIX on the New York Stock Exchange.

As of February 14, 2025, there were approximately 231 stockholders of record of our Common Stock, and the last reported sale price on that date was $391.22 per share.

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

As of December 31, 2024, the Company is no longer included in the Russell 2000 Index. Given that construction-specific indexes include engineering firms, general contractors, and other organizations that derive a majority of their revenue from providing professional services, we do not believe there is an industry specific index that serves as an accurate comparison to our performance. While not directly comparable, the Company believes that the S&P 400 Capital Good Index is an appropriate trade or line of business index given that the Company is included within the index and the index includes not only construction and engineering companies, but also companies that manufacture and install building products and electrical equipment. We intend to use the S&P 400 Capital Goods Index, rather than the Russell 2000 Index, for the purpose of Item 201(e) of Regulation S-K going forward. In accordance with Item 201(e) of Regulation S-K, the stock performance graph above includes the Russell 2000 Index and the S&P 400 Capital Goods Index.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of December 31, 2024, we have repurchased a cumulative total of 10.4 million shares at an average price of $31.41 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2024, we repurchased 0.2 million shares for approximately $58.3 million at an average price of $329.14 per share.

During the year ended December 31, 2024, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	1,500	$196.89	10,257,824	686,301
February 1 - February 29	—	$—	10,257,824	686,301
March 1 - March 31	—	$—	10,257,824	686,301
April 1 - April 30	—	$—	10,257,824	686,301
May 1 - May 31	13,650	$307.97	10,271,474	672,651
June 1 - June 30	21,347	$311.09	10,292,821	651,304
July 1 - July 31	32,219	$305.13	10,325,040	619,085
August 1 - August 31	44,192	$315.12	10,369,232	986,319
September 1 - September 30	23,550	$314.55	10,392,782	962,769
October 1 - October 31	17,250	$388.27	10,410,032	945,519
November 1 - November 30	22,400	$395.39	10,432,432	923,119
December 1 - December 31	1,050	$428.70	10,433,482	922,069
	177,158	$329.14	10,433,482	922,069
(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 11.4 million shares have been approved for repurchase.

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

After a customer accepts our bid, we generally enter into a contract with the customer that specifies what we will deliver on the project, what our related responsibilities are and how much and when we will be paid. Our overall price for the project is typically set at a fixed amount in the contract, although changes in project specifications or work conditions that result in unexpected additional work are usually subject to additional payment from the customer via what are commonly known as change orders. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur costs on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

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

As of December 31, 2024, we had 7,935 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $1.8 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $12.78 billion of aggregate contract value as of December 31, 2024, or approximately 89%, out of a total contract value for all projects in progress of $14.35 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2024, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	6,889	$1,564.7
$2 million - $10 million	726	3,236.6
$10 million - $20 million	138	1,947.4
$20 million - $40 million	114	3,253.0
Greater than $40 million	68	4,343.3
Total	7,935	$14,345.0

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

Operating Environment and Management Emphasis

In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets or pauses during 2020 and 2021. We experienced increasing demand in 2022, 2023 and 2024 and we expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels leading into 2025. While the impacts from the supply chain shortages have improved, we continue to experience increased labor costs and delays in delivery of certain materials and equipment. We expect that constraints and delays in our supply chain will continue to abate in the near term; however, we anticipate that pressure on cost and availability, especially for skilled labor, will continue in 2025.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of December 31, 2024, we had $770.0 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-six calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Results of Operations (in thousands, except percentages):

	Year Ended December 31,
	2024		2023		2022
Revenue	$7,027,476	100.0%	$5,206,760	100.0%	$4,140,364	100.0%
Cost of services	5,551,065	79.0%	4,216,251	81.0%	3,398,756	82.1%
Gross profit	1,476,411	21.0%	990,509	19.0%	741,608	17.9%
Selling, general and administrative expenses	730,072	10.4%	574,423	11.0%	489,344	11.8%
Gain on sale of assets	(3,030)	—	(2,302)	—	(1,585)	—
Operating income	749,369	10.7%	418,388	8.0%	253,849	6.1%
Interest income	11,554	0.2%	3,492	0.1%	46	—
Interest expense	(6,648)	(0.1)%	(10,281)	(0.2)%	(13,352)	(0.3)%
Changes in the fair value of contingent earn-out obligations	(88,146)	(1.3)%	(23,607)	(0.5)%	(4,819)	(0.1)%
Other income	432	—	202	—	134	—
Income before income taxes	666,561	9.5%	388,194	7.5%	235,858	5.7%
Provision (benefit) for income taxes	144,128		64,796		(10,089)
Net income	$522,433		$323,398		$245,947

2024 Compared to 2023

We had 44 operating locations as of December 31, 2023. In the first quarter of 2024, we split one of our operating locations into two separate operating locations. Additionally, we completed the acquisitions of Summit Industrial Construction, LLC (“Summit”) and J & S Mechanical Contractors, Inc. (“J&S”), which both report as separate operating locations. We had 47 operating locations as of December 31, 2024. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2024 to 2023, as described below, excludes Summit, which was acquired on February 1, 2024, J&S, which was acquired on February 1, 2024, nine months of results for DECCO, Inc. (“DECCO”), which was acquired on October 2, 2023, and one month of results for Eldeco, Inc (“Eldeco”), which was acquired on February 1, 2023. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue increased $1.82 billion, or 35.0%, to $7.03 billion in 2024 compared to 2023. The increase included a 12.1% increase related to the Summit, J&S, DECCO, and Eldeco acquisitions, as well as a 22.9% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been particularly strong in the technology sector such as data centers and chip plants.

The following table presents our operating segment revenue (in thousands, except percentages):

	Year Ended December 31,
	2024		2023
Revenue:
Mechanical Segment	$5,527,604	78.7%	$3,946,022	75.8%
Electrical Segment	1,499,872	21.3%	1,260,738	24.2%
Total	$7,027,476	100.0%	$5,206,760	100.0%

Revenue for our mechanical segment increased $1.58 billion, or 40.1%, to $5.53 billion in 2024 compared to 2023. Of this increase, $619.8 million resulted from the acquisition of Summit, J&S, and DECCO, and $961.8 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at two of our Texas operations ($321.2 million), our North Carolina operation ($147.5 million) and one of our Virginia operations ($129.4 million).

Revenue for our electrical segment increased $239.1 million, or 19.0%, to $1.50 billion in 2024 compared to 2023. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($158.0 million) and in the manufacturing sector at one of our South Carolina operations ($41.4 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	December 31, 2024		December 31, 2023
Backlog:
Mechanical Segment	$4,687,619	78.2%	$4,027,927	78.1%
Electrical Segment	1,306,347	21.8%	1,129,449	21.9%
Total	$5,993,966	100.0%	$5,157,376	100.0%

Backlog as of December 31, 2024 was $5.99 billion, a 5.5% increase from September 30, 2024 backlog of $5.68 billion and a 16.2% increase from December 31, 2023 backlog of $5.16 billion. The sequential backlog increase was primarily a result of increased project bookings and strong market conditions in the technology sector at one of our Texas operations ($345.8 million). The sequential backlog increase was partially offset by the completion of project work in the technology sector at our Texas electrical operation ($52.6 million). The year-over-year backlog increase included the acquisitions of Summit ($297.9 million) and J&S ($97.0 million) as well as a same-store increase of $441.6 million, or 8.6%. Same-store year-over-year backlog increased primarily due to increased project bookings in the technology sector at our Texas electrical operation ($206.3 million) and at one of our Texas operations ($183.2 million), in the healthcare sector at our Mississippi operation ($76.6 million) and in the education sector at one of our Florida operations ($74.0 million). The year-over-year backlog increase was partially offset by the completion of project work in the manufacturing sector at our North Carolina operations ($68.9 million) and in the manufacturing and technology sectors at one of our Indiana operations ($67.1 million).

Gross Profit—Gross profit increased $485.9 million, or 49.1%, to $1.48 billion in 2024 as compared to 2023. The increase included a $86.8 million, or 8.8%, increase related to the Summit, J&S, DECCO, and Eldeco acquisitions, as well as a $399.1 million, or 40.3%, increase on a same-store basis. The same-store increase in gross profit was primarily driven by both higher revenues in the current year as well as improved execution in our operations, including improvements in project execution at our Texas electrical operation ($90.8 million) and one of our South Carolina operations ($19.9 million). Two of our Texas operations achieved both higher volumes and improvements in project execution ($131.7 million). Additionally, we achieved increased volumes at one of our Virginia operations ($28.0 million), one of our Tennessee operations ($22.6 million) and our North Carolina operation ($19.8 million). As a percentage of revenue, gross profit increased from 19.0% in 2023 to 21.0% in 2024, primarily due to the factors discussed above and improvements in our electrical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $155.6 million, or 27.1%, to $730.1 million for 2024 as compared to 2023. On a same-store basis, excluding amortization expense, SG&A increased $116.6 million, or 21.7%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($90.7 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $17.1 million during the period primarily as a result of the Summit, J&S and DECCO acquisitions. As a percentage of revenue, SG&A decreased from 11.0% in 2023 to 10.4% in 2024 due to leverage resulting from the increase in revenue.

We have included same-store SG&A, excluding amortization expense, because we believe it is an effective measure of comparative results of operations. However, same-store SG&A, excluding amortization, is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results, and accordingly, should not be considered an alternative to SG&A as shown in our Consolidated Statements of Operations.

	Year Ended December 31,
	2024	2023

	(in thousands)
SG&A	$730,072	$574,423
Less: SG&A from companies acquired	(21,951)	—
Less: Amortization expense	(55,369)	(38,234)
Same-store SG&A, excluding amortization expense	$652,752	$536,189

Interest Income—Interest income increased $8.1 million, or 230.9%, in 2024 as compared to 2023. The increase in interest income is due to both an increase in our average cash balance and higher interest rates compared to the prior year.

Interest Expense—Interest expense decreased $3.6 million, or 35.3%, in 2024 as compared to 2023. The decrease in interest expense is primarily due to a decrease in our average outstanding debt balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations increased $64.5 million, or 273.4%, in 2024 compared to 2023. This increase was primarily caused by higher expenses at Summit, driven by stronger actual current earnings and forecasted results. Expense or income from changes in earn-out valuations may be more volatile in future periods due to large earn-out agreements for acquisitions that closed in 2024.

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

Our provision for income taxes for 2024 was $144.1 million with an effective tax rate of 21.6%, as compared to the provision for income taxes of $64.8 million with an effective tax rate of 16.7% for 2023. The effective rate for 2024 was slightly higher than the 21% federal statutory rate primarily due to net state income taxes (3.9%) and nondeductible expenses (1.5%), partially offset by the credit for increasing research activities (the “R&D tax credit”) (4.1%). The effective rate for 2023 was lower than the 21% federal statutory rate due to the R&D tax credit (6.3%) and an increase in the R&D tax credit for the 2022 tax year (2.8%). These R&D tax credit benefits were partially offset by net state income taxes (3.7%) and nondeductible expenses (1.5%). Refer to Note 11 in the Consolidated Financial Statements for a reconciliation of the federal statutory rate to the effective tax rates reflected in our financial statements.

2023 Compared to 2022

For a discussion of the period-to-period comparison of 2023 to 2022, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2023 Compared to 2022” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Outlook

We experienced strong ongoing demand in 2024, although we continue to experience increased labor costs and impacts from supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we currently anticipate solid earnings in 2025. Although we are preparing for a wide range of future challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our industrial and technology customers, are likely to continue in 2025.

Liquidity and Capital Resources

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cash provided by (used in):
Operating activities	$849,057	$639,568	$301,531
Investing activities	(343,509)	(193,008)	(97,178)
Financing activities	(160,759)	(298,624)	(205,915)
Net increase (decrease) in cash and cash equivalents	$344,789	$147,936	$(1,562)
Free cash flow:
Cash provided by operating activities	$849,057	$639,568	$301,531
Purchases of property and equipment	(111,071)	(94,838)	(48,359)
Proceeds from sales of property and equipment	5,538	5,951	2,858
Free cash flow	$743,524	$550,681	$256,030

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

2024 Compared to 2023

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

We generated $849.1 million of cash flow from operating activities during 2024 compared to $639.6 million during 2023. The $209.5 million increase in cash provided by operating activities was primarily driven by higher earnings before non-cash expenses such as amortization of intangible assets in the current year and a $366.4 million benefit from increases in accounts payable and accrued liabilities driven by the size and timing of payments, including postponement of federal tax payments. On July 22, 2024, due to Hurricane Beryl, the Internal Revenue Service announced tax relief that extended the due dates for our federal tax payments until February 3, 2025. We thus made an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024. These increases were partially offset by a $317.0 million change in billings in excess of costs and deferred revenue due to more advance payments received in the prior year. We have received large advance payments in the current and prior years that will reverse when project costs are incurred, except to the extent that additional advance payments are received.

Cash Used in Investing Activities—Cash used in investing activities was $343.5 million for 2024 compared to $193.0 million during 2023. The $150.5 million increase in cash used primarily relates to an increase in cash paid (net of cash acquired) for acquisitions in the current year compared to 2023.

Cash Used in Financing Activities—Cash used in financing activities was $160.8 million for 2024 compared to $298.6 million during 2023. The $137.8 million decrease in cash used is primarily due to higher net repayments of debt in the prior year as operating cash flows were used to pay down outstanding debt, partially offset by increased share repurchases of $36.7 million in the current year.

2023 Compared to 2022

For a discussion of the period-to-period comparison of 2023 to 2022, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2023 Compared to 2022” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of December 31, 2024, we have repurchased a cumulative total of 10.4 million shares at an average price of $31.41 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2024, we repurchased 0.2 million shares for approximately $58.3 million at an average price of $329.14 per share.

Debt

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of December 31, 2024, we had no outstanding borrowings on the revolving credit facility, $80.0 million in letters of credit outstanding and $770.0 million of credit available.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense on notes to former owners	$3,616	$1,365	$1,139
Interest expense on borrowings and unused commitment fees	1,434	7,507	10,955
Interest expense (income) on interest rate swaps	—	—	(332)
Interest expense on finance leases	—	—	4
Letter of credit fees	911	724	800
Amortization of debt financing costs	687	685	786
Total	$6,648	$10,281	$13,352

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

We were in compliance with all of our financial covenants as of December 31, 2024.

Notes to Former Owners

As part of the consideration used to acquire eight companies, we have outstanding notes to the former owners of the acquired companies. Together, these notes had an outstanding balance of $67.6 million as of December 31, 2024.

At December 31, 2024, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2024	Interest Rates
2025	$5,968	2.3 - 2.5%
2026	30,625	2.5 - 5.5%
2027	26,000	5.5%
2028	5,000	5.5%
Total	$67,593

Outlook

We have generated positive net free cash flow for the last twenty-six calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Material Cash Requirements

Our material cash expenditures consist of normal operating expenditures, such as personnel costs, as well as the items noted in the following table. The table below summarizes current and long-term material cash requirements as of December 31, 2024, which we expect to fund primarily with operating cash flows (in thousands):

	Twelve Months Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Notes to former owners	$5,968	$30,625	$26,000	$5,000	$—	$—	$67,593
Other debt	74	72	29	22	545	—	742
Interest payable	3,314	2,485	1,038	56	3	—	6,896
Operating lease obligations	41,442	37,819	33,246	29,286	25,518	170,630	337,941
Total	$50,798	$71,001	$60,313	$34,364	$26,066	$170,630	$413,172

As of December 31, 2024, we have $80.0 million in letter of credit commitments, of which $56.1 million will expire in 2025 and $23.9 million will expire in 2026. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in 2025, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

As discussed in Note 11 “Income Taxes,” included in our Consolidated Balance Sheet at December 31, 2024 is $30.1 million of liabilities for uncertain tax positions, or unrecognized tax benefits. We believe it is reasonably possible that a reduction of up to $5.3 million in unrecognized tax benefits could occur within the next twelve months. However, due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash flows related to these liabilities.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations at December 31, 2024:

	Twelve Months Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Fixed Rate Debt	$6,042	$30,697	$26,029	$5,022	$545	$—	$68,335
Average Interest Rate	5.0%	5.3%	5.5%	5.5%	6.0%	—	5.4%

There were no outstanding borrowings on the revolving credit facility as of December 31, 2024 and 2023.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to management’s estimates and judgments included within the Company’s estimated total costs at completion for its contracts with customers included the following, among others:

●	We tested the operating effectiveness of controls over the recognition of revenue, including those over the determination of estimated total costs at contract completion (including the estimated progress toward completion).
●	We evaluated quarter over quarter changes in contract profit estimates for a selection of contracts by obtaining explanations from Company’s management regarding the timing and amount of the changes in estimates and corroborating these inquiries by inspecting documents, including management work plans, customer communications, change orders, vendor invoices, and supplier or subcontractor communications.
●	We developed an independent expectation of recorded revenue at certain operating units using analytical procedures to incorporate relevant current and historical information and compared our expectations to the recorded revenue for the operating unit.
●	For a sample of contracts with customers, we performed the following:
o	Evaluated the reasonableness of management’s estimates of total costs and profit at contract completion by:
◾	Evaluating management’s estimate of total costs at contract completion by performing corroborating inquiries with the Company’s project managers and personnel involved with the contracts, and comparing the estimates to management’s work plans, suppliers’ contracts, subcontract agreements, third-party invoices from suppliers, historical actual results, and/or engineering specifications.
◾	Evaluating management’s ability to accurately estimate total costs and profits at contract completion by analyzing the comparison of actual costs and profits for completed projects or current year estimated costs of completion to prior year management’s estimates.
◾	Evaluating changes in estimates of total costs at project completion by obtaining evidence regarding timing and amounts supporting these changes in estimates such as approved change order documents, communications with the customer, subcontract agreements and related amendments, and recent actual costs.

/s/ Deloitte & Touche LLP

Houston, Texas

February 20, 2025

We have served as the Company’s auditor since 2021.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$549,939	$205,150
Billed accounts receivable, less allowance for credit losses of $15,286 and $11,926, respectively	1,861,212	1,318,926
Unbilled accounts receivable, less allowance for credit losses of $1,475 and $850, respectively	95,786	72,774
Other receivables, less allowance for credit losses of $553 and $522, respectively	86,186	166,319
Inventories	59,224	65,538
Prepaid expenses and other	46,213	54,309
Costs and estimated earnings in excess of billings, less allowance for credit losses of $271 and $79, respectively	91,681	28,084
Total current assets	2,790,241	1,911,100
PROPERTY AND EQUIPMENT, NET	277,180	208,568
LEASE RIGHT-OF-USE ASSET	229,106	205,712
GOODWILL	875,270	666,834
IDENTIFIABLE INTANGIBLE ASSETS, NET	434,417	280,397
DEFERRED TAX ASSETS	85,441	17,723
OTHER NONCURRENT ASSETS	19,433	15,245
Total assets	$4,711,088	$3,305,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,042	$4,867
Accounts payable	654,943	419,962
Accrued compensation and benefits	228,622	169,136
Billings in excess of costs and estimated earnings and deferred revenue	1,149,257	909,538
Accrued self-insurance	42,315	27,774
Other current liabilities	501,591	189,928
Total current liabilities	2,582,770	1,721,205
LONG-TERM DEBT	62,293	39,345
LEASE LIABILITIES	212,107	188,136
DEFERRED TAX LIABILITIES	2,225	1,120
OTHER LONG-TERM LIABILITIES	147,017	77,944
Total liabilities	3,006,412	2,027,750
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,562,453 and 5,438,625 shares, respectively	(273,799)	(209,807)
Additional paid-in capital	350,734	339,562
Retained earnings	1,627,330	1,147,663
Total stockholders’ equity	1,704,676	1,277,829
Total liabilities and stockholders’ equity	$4,711,088	$3,305,579

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
REVENUE	$7,027,476	$5,206,760	$4,140,364
COST OF SERVICES	5,551,065	4,216,251	3,398,756
Gross profit	1,476,411	990,509	741,608
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	730,072	574,423	489,344
GAIN ON SALE OF ASSETS	(3,030)	(2,302)	(1,585)
Operating income	749,369	418,388	253,849
OTHER INCOME (EXPENSE):
Interest income	11,554	3,492	46
Interest expense	(6,648)	(10,281)	(13,352)
Changes in the fair value of contingent earn-out obligations	(88,146)	(23,607)	(4,819)
Other	432	202	134
Other income (expense)	(82,808)	(30,194)	(17,991)
INCOME BEFORE INCOME TAXES	666,561	388,194	235,858
PROVISION (BENEFIT) FOR INCOME TAXES	144,128	64,796	(10,089)
NET INCOME	$522,433	$323,398	$245,947

INCOME PER SHARE:
Basic	$14.64	$9.03	$6.84
Diluted	$14.60	$9.01	$6.82

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,689	35,802	35,932
Diluted	35,775	35,895	36,046

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666
Net income	—	—	—	—	—	245,947	245,947
Issuance of Stock:
Issuance of shares for options exercised	—	—	34,187	1,174	(88)	—	1,086
Issuance of restricted stock & performance stock	—	—	113,955	3,657	(113)	—	3,544
Shares received in lieu of tax withholding on vested stock	—	—	(36,006)	(3,247)	—	—	(3,247)
Stock-based compensation	—	—	—	—	5,220	—	5,220
Dividends ($0.56 per share)	—	—	—	—	—	(20,077)	(20,077)
Share repurchase	—	—	(442,049)	(38,216)	—	—	(38,216)
BALANCE AT DECEMBER 31, 2022	41,123,365	$411	(5,362,224)	$(187,212)	$332,080	$854,644	$999,923
Net income	—	—	—	—	—	323,398	323,398
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,000	36	(18)	—	18
Issuance of restricted stock & performance stock	—	—	94,729	3,398	1,117	—	4,515
Shares received in lieu of tax withholding on vested stock	—	—	(32,652)	(4,725)	—	—	(4,725)
Stock-based compensation	—	—	—	—	6,383	—	6,383
Dividends ($0.85 per share)	—	—	—	—	—	(30,379)	(30,379)
Share repurchase	—	—	(139,478)	(21,304)	—	—	(21,304)
BALANCE AT DECEMBER 31, 2023	41,123,365	$411	(5,438,625)	$(209,807)	$339,562	$1,147,663	$1,277,829
Net income	—	—	—	—	—	522,433	522,433
Issuance of Stock:
Issuance of shares for options exercised	—	—	5,369	248	(64)	—	184
Issuance of restricted stock & performance stock	—	—	74,129	2,982	2,371	—	5,353
Shares received in lieu of tax withholding on vested stock	—	—	(26,168)	(8,915)	—	—	(8,915)
Stock-based compensation	—	—	—	—	8,865	—	8,865
Dividends ($1.20 per share)	—	—	—	—	—	(42,766)	(42,766)
Share repurchase	—	—	(177,158)	(58,307)	—	—	(58,307)
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$522,433	$323,398	$245,947
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	97,266	43,404	47,795
Depreciation expense	48,219	38,162	33,552
Change in right-of-use assets	30,950	25,964	21,557
Bad debt expense	6,952	4,944	2,670
Deferred tax provision (benefit)	(66,613)	95,296	(94,505)
Amortization of debt financing costs	687	685	786
Gain on sale of assets	(3,030)	(2,302)	(1,585)
Changes in the fair value of contingent earn-out obligations	88,146	23,607	4,819
Stock-based compensation	16,646	12,939	10,532
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(333,233)	(381,555)	(223,178)
Inventories	6,544	(29,688)	(13,495)
Prepaid expenses and other current assets	(7,868)	(11,137)	(26,238)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(82,081)	7,350	(9,643)
Other noncurrent assets	(2,220)	(152)	(995)
Increase (decrease) in—
Accounts payable and other current liabilities	502,888	136,467	93,110
Billings in excess of costs and estimated earnings and deferred revenue	32,173	349,166	226,019
Other long-term liabilities	(8,802)	3,020	(15,617)
Net cash provided by operating activities	849,057	639,568	301,531
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,071)	(94,838)	(48,359)
Proceeds from sales of property and equipment	5,538	5,951	2,858
Cash paid for acquisitions, net of cash acquired	(235,466)	(102,261)	(49,217)
Payments for investments	(2,510)	(1,860)	(2,460)
Net cash used in investing activities	(343,509)	(193,008)	(97,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	182,000	285,000	555,000
Payments on revolving credit facility	(182,000)	(500,000)	(560,000)
Payments on term loan	—	—	(120,000)
Proceeds from other debt	640	—	—
Payments on other debt	(26,576)	(12,033)	(12,256)
Payments on finance lease liabilities	—	—	(899)
Debt financing costs	—	—	(2,297)
Payments of dividends to stockholders	(42,766)	(30,379)	(20,077)
Share repurchases	(57,912)	(21,184)	(38,216)
Shares received in lieu of tax withholding	(8,915)	(4,725)	(3,247)
Proceeds from exercise of options	184	18	1,086
Deferred acquisition payments	(50)	—	(50)
Payments for contingent consideration arrangements	(25,364)	(15,321)	(4,959)
Net cash used in financing activities	(160,759)	(298,624)	(205,915)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344,789	147,936	(1,562)
CASH AND CASH EQUIVALENTS, beginning of period	205,150	57,214	58,776
CASH AND CASH EQUIVALENTS, end of period	$549,939	$205,150	$57,214

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout the United States. Approximately 56.7% of our consolidated 2024 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 43.3% attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The effects of the reclassification were not material to the consolidated financial statements.

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

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2024	2023	2022
Interest	$6,428	$9,862	$12,915
Income taxes, net of refunds	$102,819	$100,254	$44,296

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief decision maker and included within each reported measure of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard beginning with our 2024 annual reporting and applied the requirements of the standard retrospectively to all periods presented. There was no impact of adoption on our consolidated financial position, results of operations or cash flow, but our disclosure in Note 16, “Segment Information” has been updated to conform with the requirements of ASU 2023-07.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact ASU 2024-03 will have on our disclosures; however, the standard will not have an impact on our consolidated financial position, results of operation or cash flow.

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

For a small portion of our business in which our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time. As with construction jobs, we recognize revenue over time; however, for service maintenance agreements in which the full cost to provide services may not be known, we generally use an input method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services. Our revenue recognition policy is further discussed in Note 3 “Revenue from Contracts with Customers.”

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

Activity in our allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Service	Construction	Other	Total	Service	Construction	Other	Total
Balance at beginning of year	$5,700	$7,600	$77	$13,377	$5,245	$6,931	$65	$12,241
Bad debt expense	4,190	2,731	31	6,952	2,113	2,819	12	4,944
Deductions for uncollectible receivables written off, net of recoveries	(2,273)	(596)	—	(2,869)	(1,658)	(2,355)	—	(4,013)
Credit allowance of acquired receivables on the acquisition date	—	125	—	125	—	205	—	205
Balance at end of period	$7,617	$9,860	$108	$17,585	$5,700	$7,600	$77	$13,377

Unbilled Accounts Receivable

Unbilled accounts receivable are amounts due to us that we have earned under a contract where our right to payment is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of the consideration is due. These items are expected to be billed and collected in the normal course of business. Other unbilled receivables where payment is subject to factors beyond just the passage of time are included in contract assets.

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

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers, including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights related to that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for credit losses. We have a diverse customer base, with our top customer representing 13.3% of consolidated 2024 revenue and 17.7% of total receivables as of December 31, 2024.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and life insurance policies, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

We have a $6.8 million investment in a construction-focused technology fund with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment.

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

For fixed price agreements, we use the cost-to-cost input method of accounting under which contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications, normally installed shortly after receipt and is a value-added element to our work. Prefabricated materials, such as ductwork and piping, are generally made at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

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

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each Balance Sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2024 and 2023 were $329.2 million and $245.0 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2024 and 2023 included $50.9 million and $32.9 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each Balance Sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation from change orders collected from customers.

We typically invoice our customers with payment terms of net due in 30 days. It is common in the construction industry for a contract to specify more lenient payment terms allowing the customer 45 to 60 days to make their payment. It is also common for a contract in the construction industry to specify that a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, we receive payment of our invoices within between 30 to 90 days of the date of the invoice.

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

We recognize revenue over time for all of our services as we perform them because (i) control continuously transfers to the customer as work progresses, and (ii) we have the right to bill the customer as costs are incurred. The customer typically controls the work in process, as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

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

During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 2.3%, 1.3% and 1.1%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

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

	Year Ended December 31,
Revenue by Service Provided	2024		2023		2022
Mechanical Segment	$5,527,604	78.7%	$3,946,022	75.8%	$3,178,475	76.8%
Electrical Segment	1,499,872	21.3%	1,260,738	24.2%	961,889	23.2%
Total	$7,027,476	100.0%	$5,206,760	100.0%	$4,140,364	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2024		2023		2022
Technology	$2,331,362	33.2%	$1,114,382	21.4%	$546,290	13.2%
Manufacturing	1,919,403	27.3%	1,751,684	33.6%	1,426,962	34.5%
Education	702,706	10.0%	493,982	9.5%	445,638	10.8%
Healthcare	584,902	8.3%	554,906	10.6%	584,023	14.1%
Office Buildings	424,343	6.0%	400,754	7.7%	349,235	8.4%
Retail, Restaurants and Entertainment	377,302	5.4%	310,381	6.0%	311,697	7.5%
Government	375,201	5.4%	301,837	5.8%	255,314	6.2%
Multi-Family and Residential	142,133	2.0%	181,780	3.5%	126,339	3.0%
Other	170,124	2.4%	97,054	1.9%	94,866	2.3%
Total	$7,027,476	100.0%	$5,206,760	100.0%	$4,140,364	100.0%

	Year Ended December 31,
Revenue by Activity Type	2024		2023		2022
New Construction	$3,984,529	56.7%	$2,853,239	54.8%	$2,011,992	48.6%
Existing Building Construction	1,945,093	27.7%	1,337,023	25.6%	1,210,512	29.2%
Service Projects	468,950	6.7%	446,151	8.6%	382,155	9.2%
Service Calls, Maintenance and Monitoring	628,904	8.9%	570,347	11.0%	535,705	13.0%
Total	$7,027,476	100.0%	$5,206,760	100.0%	$4,140,364	100.0%

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$91,681	$28,084
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$1,149,257	$909,538

Contract assets and liabilities fluctuate year to year based on various factors, including, but not limited to, the variability in billing and payment terms of customers and changes in the number and size of projects in progress at period end. Contract assets and contract liabilities increased from December 31, 2023 to December 31, 2024 by approximately $63.6 million and $239.7 million, respectively. Of the increase in contract assets, $59.9 million was driven by the timing of billings, which can sometimes be impacted by milestone billing agreements. Additionally, acquisitions in 2024 increased contract assets by $3.7 million. The increase in contract liabilities is primarily due to an increase of $207.5 million as a result of our 2024 acquisitions. Additionally, there was an increase of $32.2 million related to an increase in billings in excess of costs recognized on our performance obligations, primarily from the timing of billings on projects within the technology sector.

During the years ended December 31, 2024 and 2023, we recognized revenue of $816.8 million and $500.6 million related to our contract liabilities at January 1, 2024 and January 1, 2023, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2024 and 2023.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.99 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps, if any, are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Statement of Operations in “Interest Expense.” For the year ended December 31, 2022, we recognized a net gain of $0.3 million related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$549,939	$—	$—	$549,939
Contingent earn-out obligations	$—	$—	$140,156	$140,156

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$205,150	$—	$—	$205,150
Life insurance—cash surrender value	$—	$7,473	$—	$7,473
Contingent earn-out obligations	$—	$—	$44,222	$44,222

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

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of December 31, 2024, cash flows were discounted using a weighted average cost of capital of 19.5%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Balance at beginning of year	$44,222	$32,317
Issuances	51,784	4,315
Settlements	(43,996)	(16,017)
Adjustments to fair value	88,146	23,607
Balance at end of year	$140,156	$44,222

5. Acquisitions

Summit Industrial Construction, LLC Acquisition

On February 1, 2024, we acquired Summit Industrial Construction, LLC (“Summit”). Summit is headquartered in Houston, Texas, and is a specialty industrial contractor offering engineering, design-assist and turnkey, direct hire construction services of systems serving the advanced technology, power, and industrial sectors. As a result of the acquisition, Summit is a wholly owned subsidiary of the Company reported in our mechanical segment. Revenue attributable to Summit was $420.1 million for the eleven months from the acquisition date.

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

The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Useful Life	Estimated Fair Value
Backlog	Excess earnings	1.7 years	$35,800
Trade Name	Relief-from-royalty	22.9 years	11,300
Customer Relationships	Excess earnings	10 years	123,000
Total			$170,100

The contingent earn-out obligation is associated with the achievement of four earnings milestones over a 47-month period, and the range of each estimated milestone payment is $2.6 million to $20.5 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using discount rates ranging from 18.2% to 19.5%, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period and any change in the estimated fair value of the contingent payments is recognized immediately in earnings.

J & S Mechanical Contractors, Inc. Acquisition

On February 1, 2024, we acquired all of the issued and outstanding shares of capital stock of J & S Mechanical Contractors, Inc. (“J&S”). J&S is headquartered in West Jordan, Utah, and provides mechanical construction services to commercial and industrial sectors, specializing in data center HVAC systems and hospital medical gas systems. As a result of the acquisition, J&S is a wholly owned subsidiary of the Company reported in our mechanical segment. Revenue attributable to J&S was $150.1 million for the eleven months from the acquisition date.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$100,000
Working capital adjustment	1,587
Notes issued to former owners	10,000
Estimated fair value of contingent earn-out payments	9,052
$120,639

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$14,802
Billed and unbilled accounts receivable	38,411
Inventory	230
Prepaid expenses and other	397
Costs and estimated earnings in excess of billings	728
Property and equipment	2,674
Lease right-of-use asset	4,552
Goodwill	40,783
Identifiable intangible assets	63,300
Other noncurrent assets	10
Accounts payable	(20,649)
Billings in excess of costs and estimated earnings and deferred revenue	(19,188)
Current operating lease liabilities	(133)
Accrued expenses and other current liabilities	(907)
Long-term debt	(59)
Long-term operating lease liabilities	(4,312)
$120,639

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

The acquired intangible assets include the following (dollars in thousands):

		Estimated	Estimated
	Valuation Method	Useful Life	Fair Value
Backlog	Excess earnings	1.7 years	$12,900
Trade Name	Relief-from-royalty	22 years	10,600
Customer Relationships	Excess earnings	9 years	39,800
Total			$63,300

The contingent earn-out obligation is associated with the achievement of three earnings milestones over a 35-month period, and the range of each estimated milestone payment is $1.1 million to $4.7 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using discount rates ranging from 15.4% to 16.5%, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period and any change in the estimated fair value of the contingent payments is recognized immediately in earnings.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2022	$363,929	$247,860	$611,789
Acquisitions and purchase price adjustments (See Note 5)	29,347	25,698	55,045
Balance at December 31, 2023	393,276	273,558	666,834
Acquisitions and purchase price adjustments (See Note 5)	208,236	200	208,436
Balance at December 31, 2024	$601,512	$273,758	$875,270

The aggregate goodwill balance as of December 31, 2024 and 2023 includes $116.6 million of accumulated impairment charges, all of which relate to the mechanical segment.

During our annual impairment testing on October 1, 2024, we performed a qualitative assessment for each reporting unit, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e., macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value. Accordingly, no further testing was required.

For the years ended December 31, 2024, 2023 and 2022, no impairment of our goodwill or other intangible assets was recorded.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Weighted-Average	December 31, 2024		December 31, 2023
	Remaining Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer Relationships	7.2	$550,518	$(241,263)	$376,621	$(193,338)
Backlog	1.5	54,918	(40,328)	5,900	(4,331)
Trade Names	17.6	151,561	(40,989)	129,661	(34,116)
Total		$756,997	$(322,580)	$512,182	$(231,785)

Identifiable intangible assets attributable to businesses acquired in 2024 have been preliminarily valued at $251.3 million, consisting of customer relationships, trade names, and backlog. Identifiable intangible assets attributable to businesses acquired in 2023 have been valued at $49.9 million, consisting of customer relationships, trade names, and backlog. The weighted-average initial amortization period for the identifiable intangible assets attributable to businesses acquired in 2024 and 2023 was 9.1 years and 10.2 years, respectively.

The amounts attributable to customer relationships and trade names are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or under a shorter period of time using the straight-line method if the pattern of economic benefit cannot be reliably estimated. Our intangible assets related to customer relationships and trade names are amortized over periods from one to twenty-five years. The amounts attributable to backlog are amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $97.3 million, $43.4 million and $47.8 million, respectively.

As of December 31, 2024, future amortization expense of identifiable intangible assets was as follows (in thousands):

Year ending December 31—
2025	$66,576
2026	55,961
2027	53,650
2028	52,103
2029	45,835
Thereafter	160,292
Total	$434,417

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2024	2023
Land	—	$12,898	$8,437
Transportation equipment	1 - 7	223,741	188,073
Machinery and equipment	1 - 20	92,701	77,142
Computer and telephone equipment	1 - 10	32,636	29,052
Buildings and leasehold improvements	1 - 40	128,652	101,568
Furniture and fixtures	1 - 17	9,956	8,600
Construction in progress	—	26,233	12,645
		526,817	425,517
Less—Accumulated depreciation		(249,637)	(216,949)
Property and equipment, net		$277,180	$208,568

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $48.2 million, $38.2 million and $33.6 million, respectively.

8. Detail of Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued warranty costs	$16,148	$11,650
Current lease liability	28,158	24,426
Accrued job losses	21,636	5,458
Accrued sales and use tax	5,568	6,592
Liabilities due to former owners	87,417	49,024
Repayments to customers	250,008	37,241
Other current liabilities	92,656	55,537
	$501,591	$189,928

9. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2024	2023
Revolving credit facility	$—	$—
Notes to former owners	67,593	44,070
Other debt	742	142
Total debt	68,335	44,212
Less—current portion	(6,042)	(4,867)
Total long-term portion of debt	$62,293	$39,345

At December 31, 2024, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2025	$6,042
2026	30,697
2027	26,029
2028	5,022
2029	545
$68,335

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense on notes to former owners	$3,616	$1,365	$1,139
Interest expense on borrowings and unused commitment fees	1,434	7,507	10,955
Interest expense (income) on interest rate swaps	—	—	(332)
Interest expense on finance leases	—	—	4
Letter of credit fees	911	724	800
Amortization of debt financing costs	687	685	786
Total	$6,648	$10,281	$13,352

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of December 31, 2024, we had no outstanding borrowings on the revolving credit facility, $80.0 million in letters of credit outstanding and $770.0 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2024, the book value of these assets was approximately $220.8 million.

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

We were in compliance with all of our financial covenants as of December 31, 2024.

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

These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2024 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	4.83%
Wells Fargo Bank, N.A. Prime Rate	7.50%
One-month SOFR plus 1.00%	5.53%
SOFR Loan Option:
One-month SOFR	4.53%
Three-month SOFR	4.69%
Six-month SOFR	5.03%

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

There were no outstanding borrowings on the revolving credit facility as of December 31, 2024 and 2023.

Notes to Former Owners

As part of the consideration used to acquire eight companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $67.6 million as of December 31, 2024. At December 31, 2024, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2024	Interest Rates
2025	$5,968	2.3 - 2.5%
2026	30,625	2.5 - 5.5%
2027	26,000	5.5%
2028	5,000	5.5%
Total	$67,593

10. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $94.3 million in 2024, $53.7 million in 2023 and $19.1 million in 2022. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of December 31, 2024 and 2023 was 6.1% and 5.8%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2024, 2023 and 2022 was $136.9 million, $86.1 million and $46.0 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. In the third quarter of 2023, we commenced two large real estate leases to support our expected growth in off-site construction, with lease terms longer than our typical term. The weighted average remaining lease term for our operating leases was 10.9 years at both December 31, 2024 and December 31, 2023.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the years ended December 31, 2024, 2023 and 2022 was approximately $9.8 million, $7.6 million and $6.9 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Operating lease right-of-use assets	$229,106	$205,712
Operating lease liabilities:
Other current liabilities	$28,158	$24,426
Long-term operating lease liabilities	212,107	188,136
Total operating lease liabilities	$240,265	$212,562

The maturities of operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Year ending December 31—
2025	$41,442
2026	37,819
2027	33,246
2028	29,286
2029	25,518
Thereafter	170,630
Total lease payments	337,941
Less—present value discount	(97,676)
Present value of operating lease liabilities	$240,265

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$39,702	$29,454
Operating lease right-of-use assets obtained in exchange for lease liabilities	$54,344	$101,010

11. Income Taxes

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2024	2023	2022
Current tax provision (benefit)—
Federal	$170,844	$(34,722)	$58,040
State	39,897	4,222	26,376
Total current	210,741	(30,500)	84,416
Deferred tax provision (benefit)—
Federal	(54,119)	81,119	(80,130)
State	(12,494)	14,177	(14,375)
Total deferred	(66,613)	95,296	(94,505)
Provision (benefit) for income taxes	$144,128	$64,796	$(10,089)

Rate Reconciliation

The provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 resulted in effective tax rates on continuing operations of 21.6%, 16.7% and (4.3%), respectively. The reasons for the differences between these effective tax rates and the federal statutory rates are as follows (in thousands, except percentages):

	December 31,
	2024	2023	2022
Federal statutory rate of—	21%	21%	21%
Income taxes at the federal statutory rate	$139,978	$81,521	$49,530
Increases (decreases) resulting from—
Net state income taxes	25,748	14,278	9,376
Net unrecognized tax benefits	9,549	9,049	(17,922)
Nondeductible expenses	9,921	5,774	4,045
R&D tax credit	(36,216)	(43,791)	(51,398)
Other	(4,852)	(2,035)	(3,720)
Provision (benefit) for income taxes	$144,128	$64,796	$(10,089)

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

In early September 2023, the IRS issued interim guidance addressing, together with other topics, the treatment of research and experimental (“R&E”) expenditures for taxpayers using the percentage of completion method to account for taxable income from long-term contracts. We relied on such guidance for the 2022 tax year, and the resulting reduction in taxable revenue offsets the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017) for the 2022 tax year. We filed our 2022 federal tax return in October 2023 requesting a refund of our $107.1 million overpayment, which had not been received as of December 31, 2024.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Deferred tax assets—
Accounts receivable and allowance for credit losses	$4,139	$3,203
Stock-based compensation	5,329	4,549
Accrued liabilities and expenses	63,519	44,209
Lease liabilities	57,673	51,065
Net operating loss and tax credit carryforwards	2,963	5,919
Goodwill	24,592	—
Intangible assets	21,075	8,570
Research and experimental expenditures	—	195,444
Other	1,685	1,192
Subtotal	180,975	314,151
Valuation allowances	(2,751)	(156)
Total deferred tax assets	178,224	313,995
Deferred tax liabilities—
Property and equipment	(29,970)	(27,049)
Lease right-of-use asset	(57,673)	(51,058)
Long-term contracts	(2,429)	(193,144)
Goodwill	—	(24,452)
Other	(4,936)	(1,689)
Total deferred tax liabilities	(95,008)	(297,392)
Net deferred tax assets	$83,216	$16,603

The deferred tax assets and deferred tax liabilities reflected above are included in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets	$85,441	$17,723
Deferred tax liabilities	$2,225	$1,120

As of December 31, 2024, our deferred tax assets were primarily attributable to accrued liabilities and expenses, goodwill, and intangible assets. Virtually all of the net operating loss (“NOL”) and tax credit carryforwards are for various state jurisdictions, the material amounts of which begin to expire after the year 2035.

We believe, however, that it is more likely than not that the benefits from the various state NOL and tax credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.8 million on the deferred tax assets related to those state NOL and tax credit carryforwards. If or when recognized, the benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2024 will be recognized as a reduction in our provision for income taxes.

Certain of the state NOL and tax credit carryforwards shown in our income tax returns included unrecognized tax benefits. The deferred tax assets recognized for these NOL and tax credits are presented net of unrecognized tax benefits.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$20,579	$11,530	$29,452
Additions based on tax positions related to current year	7,591	6,370	3,420
Additions based on tax positions related to prior years	1,958	2,723	7,427
Reductions for tax positions related to prior years	—	(44)	(13)
Reductions for settlements with taxing authorities	—	—	(28,756)
Balance at end of year	$30,128	$20,579	$11,530

As of December 31, 2024, 2023 and 2022, we had $30.1 million, $20.6 million and $11.5 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rates. We also accrued $1.8 million, $0.6 million and $0.3 million for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2024, 2023, and 2022, respectively. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We are subject to taxation in the federal and various state jurisdictions. For the year ended December 31, 2022, our unrecognized tax benefits were reduced by $28.8 million due to favorable settlements with the IRS for the 2016 through 2018 tax years. As of December 31, 2024, we remain open to IRS examination for the 2021 tax year forward.

State income tax returns are generally subject to examination for a period of three to four years after filing the returns. However, the state impact of any federal audit adjustments and/or amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2024, we generally remain open to examination by various state taxing authorities for the 2020 tax year forward.

We believe it is reasonably possible that a reduction of up to $5.3 million in unrecognized tax benefits could occur within the next twelve months. Any reduction in our unrecognized tax benefits, due to the future recognition of those tax benefits, would affect our effective tax rates.

12. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages, although a few of the plans’ employer contributions are discretionary in nature. These contributions totaled $35.3 million in 2024, $22.9 million in 2023 and $19.8 million in 2022.

Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2024 and 2023, we had 50 and 7 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2024, 2023 or 2022. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

As of December 31, 2024, we had life insurance policies covering certain employees, with a combined face value of $101.9 million. The policies are invested in several investment vehicles and are recorded at their cash surrender value. The cash surrender values associated with these policies were $9.0 million and $7.5 million as of December 31, 2024 and December 31, 2023, respectively, and are included in “Other Noncurrent Assets” in our Consolidated Balance Sheet.

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

In 2023, we recorded a pre-tax gain of $6.8 million from legal developments and settlements that primarily relate to disputes with customers regarding the outcome of completed projects as well as an obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believed were not enforceable. The pre-tax gain of $6.8 million was recorded as an increase in gross profit of $6.6 million, a reduction in SG&A of $0.7 million, an increase in interest income of $1.3 million and an increase in the change in fair value of contingent earn-out obligations expense of $1.8 million in our Consolidated Statement of Operations.

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

As of December 31, 2024, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Current market conditions for surety markets and bonding capacity are adequate, with acceptable terms and conditions. Historically, approximately 10% to 20% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessments of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

Our self-insurance arrangements as of December 31, 2024 were as follows:

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

Employee Medical—We have three medical plans. The stop-loss deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $250.0 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $250.0 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

14. Stockholders’ Equity

Stock Incentive Plans

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2024, there were 1.5 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027. We have outstanding and exercisable stock options under our 2012 Equity Incentive Plan, which was superseded by the 2017 Plan.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of December 31, 2024, we have repurchased a cumulative total of 10.4 million shares at an average price of $31.41 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2024, we repurchased 0.2 million shares for approximately $58.3 million at an average price of $329.14 per share.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2024, 2023 and 2022.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Common shares outstanding, end of period	35,561	35,685	35,761
Effect of using weighted average common shares outstanding	128	117	171
Shares used in computing earnings per share—basic	35,689	35,802	35,932
Effect of shares issuable under stock option plans based on the treasury stock method	29	26	36
Effect of restricted and contingently issuable shares	57	67	78
Shares used in computing earnings per share—diluted	35,775	35,895	36,046

15. Stock-Based Compensation

Grants of restricted stock and restricted stock units and performance share units have been determined and administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $16.6 million, $12.9 million and $10.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation expense is recognized using the straight-line method over the vesting period and generally vests over a three-year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock-based compensation arrangements was $3.5 million, $2.7 million and $2.2 million for each of the years ended December 31, 2024, 2023 and 2022.

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

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31, 2024
		Weighted-
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	113	$130.83
Granted	25	$315.04
Vested	(57)	$134.54
Forfeited	(2)	$158.37
Unvested at end of year	79	$187.33

Approximately $6.4 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 1.9 years. We determine the fair value of restricted stock and restricted stock units based on the quoted price of our stock at the date of grant. The weighted-average grant date fair value per share of restricted stock shares and units awarded during 2024, 2023 and 2022 was $315.04, $164.47 and $90.17, respectively. The fair value of restricted stock vested during the years ended December 31, 2024, 2023 and 2022 was $19.8 million, $9.3 million and $6.6 million, respectively.

Performance Stock Units

Under the 2017 Plan, we granted dollar-denominated performance vesting restricted stock units (“PSUs”), which cliff vest at the end of a three-year performance period. The PSUs are subject to two performance measures; 50% of the PSUs are based on the annual performance of our stock price relative to a group of our peers (total shareholder return) and 50% of the PSUs are measured based on meeting or exceeding a pre-determined annual earnings per share target as set by our Board of Directors (EPS). Depending on the Company’s performance in relation to the established performance measures, the awards may vest at zero to a maximum of 2.0 times the dollar-denominated award granted at target. Upon achievement of the necessary performance metrics, the award will be determined in dollars and may be settled in cash or stock on the settlement date, at our discretion.

Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model is used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2024 was $17.9 million. Of this amount, $6.6 million relates to the

PSUs granted in 2022 whose performance period ended December 31, 2024. These awards will be settled within the upcoming year either in cash or stock. The fair value of performance stock units vested during the years ended December 31, 2024, 2023, and 2022 was $5.4 million, $4.5 million and $3.5 million, respectively. The expense related to performance stock units for the years ended December 31, 2024, 2023 and 2022 was $7.8 million, $6.6 million and $5.3 million, respectively. At the December 31, 2024 calculated fair market value, approximately $2.6 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.3 years.

We estimated the fair value of the total shareholder return portion of the PSUs as of December 31, 2024, 2023, and 2022 using a Monte Carlo simulation model with the following assumptions:

December 31, 2024	2024 PSU Grant	2023 PSU Grant
Risk-free interest rate	4.2%	4.1%
Dividend yield	0.3%	0.3%
Volatility	40.2%	44.9%
Look-back period (in years)	2.0	1.0

December 31, 2023	2023 PSU Grant	2022 PSU Grant
Risk-free interest rate	4.2%	4.7%
Dividend yield	0.5%	0.5%
Volatility	35.0%	35.1%
Look-back period (in years)	2.0	1.0

December 31, 2022	2022 PSU Grant	2021 PSU Grant
Risk-free interest rate	4.4%	4.7%
Dividend yield	0.5%	0.5%
Volatility	33.5%	35.1%
Look-back period (in years)	2.0	1.0

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

16. Segment Information

We have two reportable segments: (a) our mechanical segment, which includes HVAC, plumbing, piping, and controls, as well as off-site construction, monitoring and fire protection; and (b) our electrical segment, which includes installation and servicing of electrical systems. We consider these two lines of business to be separate segments because they require different skill sets, and the business models for providing services have some differences, as a mechanical system requires ongoing maintenance and monitoring and an electrical system generally does not. However, the business model for installation of new systems or retrofitting existing systems is very similar between the two segments. Segment information is prepared on the same basis that our Chief Operating Decision Maker (“CODM”) reviews financial information for operational decision-making purposes. Our CODM is the President and Chief Executive Officer. Our CODM allocates resources such as employees and capital resources primarily based on historical and potential future revenue, gross profit and operating income. Our CODM also uses segment gross profit and operating income when assessing pricing and performance by management teams in our operating segments.

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

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at December 31, 2024	$3,162,677	$985,006	$563,405	$4,711,088
Total assets at December 31, 2023	$2,180,021	$901,025	$224,533	$3,305,579

	Year Ended December 31, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$5,527,604	$1,499,872	$—	$7,027,476
Cost of services	4,413,108	1,137,957	—	5,551,065
Gross profit	1,114,496	361,915	—	1,476,411
Selling, general and administrative expenses	499,441	170,155	60,476	730,072
Gain on sale of assets	(1,813)	(1,217)	—	(3,030)
Operating income	$616,868	$192,977	$(60,476)	$749,369

Amortization of identifiable intangible assets	$74,873	$22,393	$—	$97,266
Depreciation expense	$39,601	$7,450	$1,168	$48,219
Capital expenditures	$80,957	$26,850	$3,264	$111,071

	Year Ended December 31, 2023
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$3,946,022	$1,260,738	$—	$5,206,760
Cost of services	3,195,916	1,020,335	—	4,216,251
Gross profit	750,106	240,403	—	990,509
Selling, general and administrative expenses	394,657	129,623	50,143	574,423
Gain on sale of assets	(1,715)	(587)	—	(2,302)
Operating income	$357,164	$111,367	$(50,143)	$418,388

Amortization of identifiable intangible assets	$17,619	$25,785	$—	$43,404
Depreciation expense	$30,850	$6,576	$736	$38,162
Capital expenditures	$82,449	$9,600	$2,789	$94,838

	Year Ended December 31, 2022
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$3,178,475	$961,889	$—	$4,140,364
Cost of services	2,597,856	800,900	—	3,398,756
Gross profit	580,619	160,989	—	741,608
Selling, general and administrative expenses	345,184	99,579	44,581	489,344
Gain on sale of assets	(1,290)	(295)	—	(1,585)
Operating income	$236,725	$61,705	$(44,581)	$253,849

Amortization of identifiable intangible assets	$19,641	$28,154	$—	$47,795
Depreciation expense	$26,658	$6,211	$683	$33,552
Capital expenditures	$43,532	$4,101	$726	$48,359

For the years ended December 31, 2024 and 2023, one customer represented 13.3% and 13.8% of consolidated revenue, respectively, and was included in our mechanical segment revenues. No individual customer represented 10% or more of our consolidated revenue in the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired Summit Industrial Construction, LLC and J & S Mechanical, Inc. in February 2024 and Precision Plumbing and Service, LLC in May 2024. Due to the recent nature of these business combinations, Summit, J&S and Precision’s internal control over financial reporting and related processes have not been fully integrated into the Company’s existing systems and internal control over financial reporting as of December 31, 2024. As such, our management has excluded Summit, J&S and Precision from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Collectively, Summit, J&S and Precision comprised 12.6% of total assets and 9.0% of revenues in our consolidated financial statements as of and for the year ended December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comfort Systems USA, Inc and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at J&S Mechanical Contractors, Inc. (“J&S”) (acquired February 1, 2024), Summit Industrial Construction, LLC (“Summit”) (acquired February 1, 2024), and Precision Plumbing and Service, LLC (“Precision”) (acquired May 1, 2024) and whose financial statements collectively constitute 12.6% of total assets and 9.0% of total revenues in the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at J&S, Summit, and Precision.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 20, 2025

ITEM 9B. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2024, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

We have an insider trading policy which governs the purchase, sale, and/or other dispositions of its securities (and related derivative securities) by the Company, directors, officers and key employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s Insider Trading Window Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The other information required by this Item 10 will be furnished on or prior to May 1, 2025 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 will be furnished on or prior to May 1, 2025 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

None.

ITEM 16. Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
4.2	Description of Registrant’s Securities	4.2	2019 Form 10-K
*10.1	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.2	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.3	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
10.4	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.5	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
10.6	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
10.7	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
*10.8	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10-K
10.9	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.10	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 7, 2014	10.1	April 9, 2014 Form 8-K
*10.11	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.12	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.13	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.14	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K
10.15	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.16	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.17	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.18	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.19	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.20	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.21	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
*10.22	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.23	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.24	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.25	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
10.26	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
10.27	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.56	2019 Form 10-K
10.28	Agreement and Plan of Merger dated as of March 9, 2020 among Comfort Systems USA, Inc., OSC Acquisition Corp., TAS Energy Inc., and Element Partners II, L.P., as Stockholder Representative	2.1	March 13, 2020 Form 8-K
*10.29	Resignation and General Release Agreement between Comfort Systems USA, Inc. and Terrence Young, dated as of January 18, 2022	10.1	January 19, 2022 Form 8-K
10.30	Third Amended and Restated Credit Agreement dated as of May 25, 2022 by and among Comfort Systems USA, Inc., as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.1	May 27, 2022 Form 8-K/A
*10.31	Form of Restricted Stock Unit Agreement with a Blank Vesting Schedule under the Company’s 2017 Omnibus Incentive Plan	10.2	Second Quarter 2022 Form 10-Q
*10.32	Form of Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2023 Form 10-Q
*10.33	Form of Dollar-denominated Performance Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2023 Form 10-Q
*10.34	Form of Restricted Stock Unit Agreement without “Rule of 75” Vesting under the Company’s 2017 Omnibus Incentive Plan	10.34	2023 Form 10-K
19	Insider Trading Window Policy		Filed Herewith
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Deloitte & Touche LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
97	Comfort Systems USA, Inc. Policy for Recoupment of Incentive Compensation		2023 Form 10-K
101.INS	Inline XBRL Instance Document		Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed Herewith
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 20, 2025
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 20, 2025
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 20, 2025
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chair of the Board	February 20, 2025
Franklin Myers

/s/ Darcy G. Anderson	Director	February 20, 2025
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 20, 2025
Herman E. Bulls

/s/ RHOMAN J. HARDY	Director	February 20, 2025
Rhoman J. Hardy

/s/ Gaurav Kapoor	Director	February 20, 2025
Gaurav Kapoor

/s/ Pablo G. Mercado	Director	February 20, 2025
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 20, 2025
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 20, 2025
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 20, 2025
Vance W. Tang

/s/ Cindy L. Wallis-Lage	Director	February 20, 2025
Cindy L. Wallis-Lage