Form 10-Q
period 2025-03-31
COMFORT SYSTEMS USA INC
filed 2025-04-24
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the issuer’s common stock as of April 18, 2025 was 35,274,843 (excluding treasury shares of 5,848,522).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,758	$549,939
Billed accounts receivable, less allowance for credit losses of $15,632 and $15,286, respectively	1,736,976	1,861,212
Unbilled accounts receivable, less allowance for credit losses of $1,539 and $1,475, respectively	110,496	95,786
Other receivables, less allowance for credit losses of $503 and $553, respectively	203,687	86,186
Inventories	63,045	59,224
Prepaid expenses and other	50,859	46,213
Costs and estimated earnings in excess of billings, less allowance for credit losses of $697 and $271, respectively	227,678	91,681
Total current assets	2,597,499	2,790,241
PROPERTY AND EQUIPMENT, NET	295,098	277,180
LEASE RIGHT-OF-USE ASSET	226,620	229,106
GOODWILL	905,843	875,270
IDENTIFIABLE INTANGIBLE ASSETS, NET	441,502	434,417
DEFERRED TAX ASSETS	83,409	85,441
OTHER NONCURRENT ASSETS	19,247	19,433
Total assets	$4,569,218	$4,711,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,066	$6,042
Accounts payable	560,663	654,943
Accrued compensation and benefits	191,950	228,622
Billings in excess of costs and estimated earnings and deferred revenue	1,267,373	1,149,257
Accrued self-insurance	35,413	42,315
Other current liabilities	351,779	501,591
Total current liabilities	2,411,244	2,582,770
LONG-TERM DEBT	63,776	62,293
LEASE LIABILITIES	210,364	212,107
DEFERRED TAX LIABILITIES	2,225	2,225
OTHER LONG-TERM LIABILITIES	104,596	147,017
Total liabilities	2,792,205	3,006,412
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,815,389 and 5,562,453 shares, respectively	(367,508)	(273,799)
Additional paid-in capital	361,653	350,734
Retained earnings	1,782,457	1,627,330
Total stockholders’ equity	1,777,013	1,704,676
Total liabilities and stockholders’ equity	$4,569,218	$4,711,088

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
REVENUE	$1,831,286	$1,537,016
COST OF SERVICES	1,427,870	1,239,653
Gross profit	403,416	297,363
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	194,874	162,723
GAIN ON SALE OF ASSETS	(556)	(820)
Operating income	209,098	135,460
OTHER INCOME (EXPENSE):
Interest income	4,267	1,603
Interest expense	(1,619)	(1,633)
Changes in the fair value of contingent earn-out obligations	(3,758)	(12,491)
Other	24	117
Other income (expense)	(1,086)	(12,404)
INCOME BEFORE INCOME TAXES	208,012	123,056
PROVISION FOR INCOME TAXES	38,723	26,737
NET INCOME	$169,289	$96,319

INCOME PER SHARE:
Basic	$4.77	$2.70
Diluted	$4.75	$2.69

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,524	35,739
Diluted	35,605	35,828

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2024
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2023	41,123,365	$411	(5,438,625)	$(209,807)	$339,562	$1,147,663	$1,277,829
Net income	—	—	—	—	—	96,319	96,319
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,369	53	(26)	—	27
Issuance of restricted stock & performance stock	—	—	17,018	657	4,696	—	5,353
Shares received in lieu of tax withholding on vested stock	—	—	(6,763)	(2,126)	—	—	(2,126)
Stock-based compensation	—	—	—	—	4,350	—	4,350
Dividends ($0.25 per share)	—	—	—	—	—	(8,921)	(8,921)
Share repurchase	—	—	(1,500)	(295)	—	—	(295)
BALANCE AT MARCH 31, 2024	41,123,365	$411	(5,428,501)	$(211,518)	$348,582	$1,235,061	$1,372,536

	Three Months Ended
	March 31, 2025
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676
Net income	—	—	—	—	—	169,289	169,289
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	18,448	1,156	5,445	—	6,601
Shares received in lieu of tax withholding on vested stock	—	—	(7,330)	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	—	—	5,474	—	5,474
Dividends ($0.40 per share)	—	—	—	—	—	(14,162)	(14,162)
Share repurchase	—	—	(264,054)	(92,243)	—	—	(92,243)
BALANCE AT MARCH 31, 2025	41,123,365	$411	(5,815,389)	$(367,508)	$361,653	$1,782,457	$1,777,013

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,289	$96,319
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	20,115	23,913
Depreciation expense	14,010	11,254
Change in right-of-use assets	7,658	7,981
Bad debt expense	1,380	356
Deferred tax provision (benefit)	2,032	(14,205)
Amortization of debt financing costs	169	171
Gain on sale of assets	(556)	(820)
Changes in the fair value of contingent earn-out obligations	3,758	12,491
Stock-based compensation	8,037	7,414
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	48,265	(125,582)
Inventories	(3,821)	(5,293)
Prepaid expenses and other current assets	(2,044)	(4,499)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(150,100)	(4,822)
Other noncurrent assets	24	(280)
Increase (decrease) in—
Accounts payable and other current liabilities	(312,499)	118,757
Billings in excess of costs and estimated earnings and deferred revenue	103,063	23,307
Other long-term liabilities	3,270	95
Net cash provided by (used in) operating activities	(87,950)	146,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,208)	(24,952)
Proceeds from sales of property and equipment	1,095	1,014
Cash paid for acquisitions, net of cash acquired	(68,412)	(196,670)
Payments for investments	(7,258)	(1,040)
Net cash used in investing activities	(96,783)	(221,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	162,000
Payments on revolving credit facility	—	(162,000)
Proceeds from other debt	—	640
Payments on other debt	(5,993)	(22)
Payments of dividends to stockholders	(14,162)	(8,921)
Share repurchases	(91,369)	(295)
Shares received in lieu of tax withholding	(2,622)	(2,126)
Proceeds from exercise of options	—	27
Payments for contingent consideration arrangements	(46,302)	(18,570)
Net cash used in financing activities	(160,448)	(29,267)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(345,181)	(104,358)
CASH AND CASH EQUIVALENTS, beginning of period	549,939	205,150
CASH AND CASH EQUIVALENTS, end of period	$204,758	$100,792

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2024 (the “Form 10-K”).

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The standard also requires entities to make additional disclosures on income taxes paid as well as on certain income statement-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to adopt this standard in our 2025 Form 10-K. Early adoption is permitted. This standard will not have an impact on our consolidated financial position, results of operations or cash flows, but will affect our financial statement disclosures as discussed above.

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

In early September 2023, the IRS issued interim guidance addressing, together with other topics, the treatment of research and experimental (“R&E”) expenditures for taxpayers using the percentage of completion method to account for taxable income from long-term contracts. We relied on such guidance for the 2022 tax year, and the resulting reduction in taxable revenue offsets the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017) for the 2022 tax year. We filed our 2022 federal tax return in October 2023 requesting a refund of our $107.1 million overpayment, which was received in April 2025. Along with the refund, we received $11.3 million of interest income (or $8.9 million, net of tax) that reduced our provision for income taxes in the first quarter of 2025.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, U.S. Treasury bills, accounts receivable, other receivables and accounts payable, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

We have a $6.8 million investment in a construction-focused technology fund with a fair value that is not readily determinable and is recorded at cost. This investment is included in “Other Noncurrent Assets” in our Consolidated Balance Sheet and is reviewed quarterly for impairment. We did not recognize any impairments in the current year related to this investment. As of March 31, 2025, we also have a $7.3 million investment in U.S. Treasury bills with maturities greater than ninety days but less than one year, which is recorded at amortized cost and is included in “Prepaid Expenses and Other” in our Consolidated Balance Sheet.

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

During the three months ended March 31, 2025 and 2024, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 5.8% and 4.1%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

Disaggregation of Revenue

Our consolidated 2025 revenue was derived from contracts to provide service activities in the mechanical and electrical segments we serve. Refer to Note 11 “Segment Information” for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by service provided, customer type and activity type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2025		2024
Mechanical Segment	$1,402,215	76.6%	$1,185,009	77.1%
Electrical Segment	429,071	23.4%	352,007	22.9%
Total	$1,831,286	100.0%	$1,537,016	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2025		2024
Technology	$677,553	37.0%	$464,814	30.2%
Manufacturing	452,786	24.7%	461,400	30.0%
Healthcare	182,542	10.0%	133,729	8.7%
Education	161,242	8.8%	133,983	8.7%
Office Buildings	122,526	6.7%	101,892	6.6%
Government	96,281	5.3%	87,801	5.7%
Retail, Restaurants and Entertainment	77,009	4.2%	80,585	5.2%
Multi-Family and Residential	28,353	1.5%	40,851	2.7%
Other	32,994	1.8%	31,961	2.2%
Total	$1,831,286	100.0%	$1,537,016	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2025		2024
New Construction	$1,065,084	58.2%	$898,976	58.5%
Existing Building Construction	492,603	26.9%	390,369	25.4%
Service Projects	119,214	6.5%	104,114	6.8%
Service Calls, Maintenance and Monitoring	154,385	8.4%	143,557	9.3%
Total	$1,831,286	100.0%	$1,537,016	100.0%

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$227,678	$91,681
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$1,267,373	$1,149,257

In the first three months of 2025 and 2024, we recognized revenue of $655.7 million and $547.5 million related to our contract liabilities at January 1, 2025 and January 1, 2024, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2025 and 2024.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.89 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$204,758	$—	$—	$204,758
U.S. Treasury bills	$—	$7,274	$—	$7,274
Contingent earn-out obligations	$—	$—	$63,768	$63,768

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$549,939	$—	$—	$549,939
Contingent earn-out obligations	$—	$—	$140,156	$140,156

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

We own U.S. Treasury bills with a 17-week maturity, which we classify as held-to-maturity in accordance with ASC 320 “Investments – Debt Securities,” given that the Company has the ability and intent to hold the investments until maturity. Due to their short-term maturity, the amortized cost of our U.S. Treasury bills approximates their fair value.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of March 31, 2025, cash flows were discounted using a weighted average cost of capital of 19.5%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Balance at beginning of period	$140,156	$44,222
Issuances	218	51,784
Settlements	(80,364)	(43,996)
Adjustments to fair value	3,758	88,146
Balance at end of period	$63,768	$140,156

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

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$100,000
Working capital adjustment	1,587
Notes issued to former owners	10,000
Estimated fair value of contingent earn-out payments	9,052
$120,639
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$14,802
Billed and unbilled accounts receivable	38,411
Inventory	230
Prepaid expenses and other	487
Costs and estimated earnings in excess of billings	728
Property and equipment	2,674
Lease right-of-use asset	4,552
Goodwill	40,693
Identifiable intangible assets	63,300
Other noncurrent assets	10
Accounts payable	(20,649)
Billings in excess of costs and estimated earnings and deferred revenue	(19,188)
Current operating lease liabilities	(133)
Accrued expenses and other current liabilities	(907)
Long-term debt	(59)
Long-term operating lease liabilities	(4,312)
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

Other Acquisitions

On January 1, 2025, we acquired all of the membership interests of Century Contractors, LLC (“Century”), headquartered in Matthews, North Carolina, for a total preliminary purchase price of $84.2 million, which included $73.1 million of cash paid on the closing date, $5.5 million in notes payable to the former owners, and earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Century operates in the Southeastern United States and specializes in self-performing mechanical installation, pipe fabrication and installation, steel erection, equipment setting and concrete installations. As a result of the acquisition, Century is a wholly owned subsidiary of the Company reported in our mechanical segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2023	$393,276	$273,558	$666,834
Acquisitions and purchase price adjustments (See Note 5)	208,236	200	208,436
Balance at December 31, 2024	601,512	273,758	875,270
Acquisitions and purchase price adjustments (See Note 5)	30,573	—	30,573
Balance at March 31, 2025	$632,085	$273,758	$905,843

Identifiable Intangible Assets, Net

At March 31, 2025, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2025 (remainder of the year)	$51,221
2026	58,766
2027	56,282
2028	54,735
2029	48,468
Thereafter	172,030
Total	$441,502

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Revolving credit facility	$—	$—
Notes to former owners	67,125	67,593
Other debt	717	742
Total debt	67,842	68,335
Less—current portion	(4,066)	(6,042)
Total long-term portion of debt	$63,776	$62,293

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2025, we had no outstanding borrowings on the revolving credit facility, $83.2 million in letters of credit outstanding and $766.8 million of credit available.

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

There were no outstanding borrowings on the revolving credit facility as of March 31, 2025 and December 31, 2024.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2025.

Notes to Former Owners

As part of the consideration used to acquire seven companies, we have outstanding notes to the former owners of the acquired companies. Together, these notes had an outstanding balance of $67.1 million as of March 31, 2025. At March 31, 2025, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2025	Interest Rates
2026	$30,625	2.5 - 5.5%
2027	31,500	4.3 - 5.5%
2028	5,000	5.5%
Total	$67,125

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $25.8 million and $17.9 million in the first three months of 2025 and 2024, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of both March 31, 2025 and December 31, 2024 was 6.1%. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2025 and 2024 was $36.9 million and $28.2 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. In the third quarter of 2023, we commenced two large real estate leases to support our expected growth in off-site construction, with lease terms longer than our typical terms. The weighted average remaining lease term for our operating leases was 10.9 years at both March 31, 2025 and December 31, 2024.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended March 31, 2025 and 2024 was approximately $2.5 million and $2.1 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$226,620	$229,106
Operating lease liabilities:
Other current liabilities	$27,968	$28,158
Long-term operating lease liabilities	210,364	212,107
Total operating lease liabilities	$238,332	$240,265

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2025 (excluding the three months ended March 31, 2025)	$31,275
2026	38,310
2027	33,611
2028	29,555
2029	25,821
Thereafter	177,767
Total lease payments	336,339
Less—present value discount	(98,007)
Present value of operating lease liabilities	$238,332

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$10,703	$9,466
Operating lease right-of-use assets obtained in exchange for lease liabilities	$5,172	$29,426

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

As of March 31, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2025 and 2024.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Common shares outstanding, end of period	35,308	35,695
Effect of using weighted average common shares outstanding	216	44
Shares used in computing earnings per share—basic	35,524	35,739
Effect of shares issuable under stock option plans based on the treasury stock method	27	29
Effect of restricted and contingently issuable shares	54	60
Shares used in computing earnings per share—diluted	35,605	35,828

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of March 31, 2025, we have repurchased a cumulative total of 10.7 million shares at an average price of $39.26 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2025, we repurchased 0.3 million shares for approximately $92.2 million, inclusive of the applicable excise tax, at an average price of $349.34 per share.

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

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at March 31, 2025	$3,326,612	$1,031,571	$211,035	$4,569,218
Total assets at December 31, 2024	$3,162,677	$985,006	$563,405	$4,711,088

	Three Months Ended March 31, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,402,215	$429,071	$—	$1,831,286
Cost of services	1,097,696	330,174	—	1,427,870
Gross profit	304,519	98,897	—	403,416
Selling, general and administrative expenses	132,270	44,046	18,558	194,874
Gain on sale of assets	(352)	(204)	—	(556)
Operating income	$172,601	$55,055	$(18,558)	$209,098

Amortization of identifiable intangible assets	$14,590	$5,525	$—	$20,115
Depreciation expense	$11,404	$2,303	$303	$14,010
Capital expenditures	$18,419	$3,539	$250	$22,208

	Three Months Ended March 31, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,185,009	$352,007	$—	$1,537,016
Cost of services	967,297	272,356	—	1,239,653
Gross profit	217,712	79,651	—	297,363
Selling, general and administrative expenses	110,982	33,880	17,861	162,723
Gain on sale of assets	(574)	(246)	—	(820)
Operating income	$107,304	$46,017	$(17,861)	$135,460

Amortization of identifiable intangible assets	$18,094	$5,819	$—	$23,913
Depreciation expense	$9,228	$1,720	$306	$11,254
Capital expenditures	$19,942	$4,379	$631	$24,952

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of applicable securities laws and regulations. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Approximately 91.6% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of March 31, 2025, we had 8,750 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $1.9 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $14.74 billion of aggregate contract value as of March 31, 2025, or approximately 90% of a total contract value for all projects in progress, totaling $16.43 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of March 31, 2025, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	7,567	$1,690.4
$2 million - $10 million	831	3,588.6
$10 million - $20 million	136	1,922.7
$20 million - $40 million	130	3,679.6
Greater than $40 million	86	5,547.5
Total	8,750	$16,428.8

In addition to project work, approximately 8.4% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 48 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries and location of the work.

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

Operating Environment and Management Emphasis

In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets or pauses during 2020 and 2021. We experienced increasing demand in 2022, 2023 and 2024, and we expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels in 2025. While the impacts from the supply chain shortages have improved, we continue to experience increased labor costs and delays in delivery of certain materials and equipment. We anticipate that constraints and delays in our supply chain will persist in the near term, and that pressure on cost and availability, especially for skilled labor, will continue throughout 2025.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of March 31, 2025, we had $766.8 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-six calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2025, to the items that we disclosed as our "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
Revenue	$1,831,286	100.0%	$1,537,016	100.0%
Cost of services	1,427,870	78.0%	1,239,653	80.7%
Gross profit	403,416	22.0%	297,363	19.3%
Selling, general and administrative expenses	194,874	10.6%	162,723	10.6%
Gain on sale of assets	(556)	—	(820)	(0.1)%
Operating income	209,098	11.4%	135,460	8.8%
Interest income	4,267	0.2%	1,603	0.1%
Interest expense	(1,619)	(0.1)%	(1,633)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(3,758)	(0.2)%	(12,491)	(0.8)%
Other income	24	—	117	—
Income before income taxes	208,012	11.4%	123,056	8.0%
Provision for income taxes	38,723		26,737
Net income	$169,289	9.2%	$96,319	6.3%

We had 47 operating locations as of December 31, 2024. In the first quarter of 2025, we completed the acquisition of Century Contractors, LLC (“Century”), which reports as a separate operating location. We had 48 operating locations as of March 31, 2025. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2025 to 2024, as described below, excludes Century, which was acquired on January 1, 2025, one month of results for Summit Industrial Construction, LLC (“Summit”), which was acquired on February 1, 2024, and one month of results for J & S Mechanical Contractors, Inc. (“J&S”), which was acquired on February 1, 2024. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the first quarter of 2025 increased $294.3 million, or 19.1%, to $1.83 billion compared to the same period in 2024. The increase included a 15.4% increase in revenue related to same-store activity and a 3.7% increase related to the Century, Summit and J&S acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
Revenue:
Mechanical Segment	$1,402,215	76.6%	$1,185,009	77.1%
Electrical Segment	429,071	23.4%	352,007	22.9%
Total	$1,831,286	100.0%	$1,537,016	100.0%

Revenue for our mechanical segment increased $217.2 million, or 18.3%, to $1.40 billion for the first quarter of 2025 compared to the same period in 2024. Of this increase, $56.7 million resulted from the acquisitions of Century, Summit and J&S, and $160.5 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at our North Carolina operation ($58.9 million) and one of our Texas operations ($49.9 million) and in the office building and technology sectors at one of our Virgina operations ($45.3 million). The same-store revenue increase was partially offset by a decrease in activity in the technology sector at one of our Texas operations ($26.7 million).

Revenue for our electrical segment increased $77.1 million, or 21.9%, to $429.1 million for the first quarter of 2025 compared to the same period in 2024. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($77.1 million). The revenue increase was partially offset by a decrease in activity in the manufacturing sector at our North Carolina electrical operation ($26.8 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	March 31, 2025		December 31, 2024		March 31, 2024
Backlog:
Mechanical Segment	$5,205,745	75.6%	$4,687,619	78.2%	$4,627,294	78.3%
Electrical Segment	1,683,073	24.4%	1,306,347	21.8%	1,284,354	21.7%
Total	$6,888,818	100.0%	$5,993,966	100.0%	$5,911,648	100.0%

Backlog as of March 31, 2025 was $6.89 billion, a 14.9% increase from December 31, 2024 backlog of $5.99 billion, and a 16.5% increase from March 31, 2024 backlog of $5.91 billion. The sequential backlog increase included the acquisition of Century ($47.3 million), as well as a same-store increase of $847.6 million, or 14.1%. Same-store sequential backlog growth was primarily a result of increased project bookings in the technology sector at our North Carolina operations ($317.9 million), our Texas electrical operation ($181.7 million) and one of our Indiana operations ($111.5 million) and in the manufacturing sector at our Kentucky electrical operation ($104.0 million). The year-over-year backlog increase included the acquisition of Century ($47.3 million), as well as a same-store increase of $929.9 million, or 15.7%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings in the technology sector at one of our Texas operations ($335.0 million), our North Carolina operations ($332.2 million) and our Texas electrical operation ($218.1 million), in the manufacturing sector at our Kentucky electrical operation ($166.1 million) and in the healthcare and technology sectors at another one of our Texas operations ($116.1 million). The year-over-year backlog increase was partially offset by the completion of project work in the technology sector at one of our Texas operations ($212.0 million) and in various sectors at one of our Utah operations ($77.1 million).

Gross Profit—Gross profit increased $106.1 million, or 35.7%, to $403.4 million for the first quarter of 2025 as compared to the same period in 2024. The increase included an $11.1 million, or 3.7%, increase related to the Century, Summit, and J&S acquisitions, as well as a 32.0% increase in same-store activity. The same-store increase in gross profit was driven by both higher revenues in the current year as well as improved execution in our operations, including improvements in project execution at two of our Texas operations ($38.8 million) and one of our South Carolina operations ($10.8 million). Additionally, we had increased volumes at our Texas electrical operation ($13.9 million). As a percentage of revenue, gross profit for the first quarter increased from 19.3% in 2024 to 22.0% in 2025, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $32.2 million, or 19.8%, to $194.9 million for the first quarter of 2025 as compared to 2024. On a same-store basis, excluding amortization expense, SG&A increased $26.9 million, or 17.9%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($20.7 million), largely attributable to increased headcount. Amortization expense increased $2.0 million during the period, primarily as a result of the Century, Summit, and J&S acquisitions. As a percentage of revenue, SG&A for the first quarter remained steady at 10.6% in both 2024 and 2025.

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

	Three Months Ended March 31,
	2025	2024

	(in thousands)
SG&A	$194,874	$162,723
Less: SG&A from companies acquired	(3,295)	—
Less: Amortization expense	(14,562)	(12,609)
Same-store SG&A, excluding amortization expense	$177,017	$150,114

Interest Income—Interest income increased $2.7 million, or 166.2%, to $4.3 million for the first quarter of 2025 as compared to the same period in 2024. The increase in interest income for the first quarter of 2025 is due to an increase in our average cash balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the first quarter of 2025 decreased $8.7 million, or 69.9%, as compared to the same period in 2024. The decrease in earn-out expense was primarily caused by lower expenses at J&S, as a result of them achieving their maximum cumulative earn-out target in the prior year and one of our South Carolina operations, as a result of their earn-out period ending in the prior year. Additionally, we had lower expenses at Summit, driven by larger changes in their forecasted results in the prior year. Expense or income from changes in earn-out valuations may be more volatile in future periods due to large earn-out agreements for acquisitions that closed in 2024.

Provision for Income Taxes—Our provision for income taxes for the three months ended March 31, 2025 was $38.7 million with an effective tax rate of 18.6% as compared to a provision for income taxes of $26.7 million with an effective tax rate of 21.7% for the same period in 2024. The effective tax rate for 2025 was lower than the 21% federal statutory rate primarily due to recognizing $8.9 million of net interest income on our 2022 federal overpayment (4.3%) and a $6.3 million credit for increasing research activities (“R&D tax credit”) (3.0%), partially offset by $7.0 million of net state income taxes (3.3%) and $2.5 million of nontaxable or nondeductible items (1.2%). The effective tax rate for 2024 was slightly higher than the 21% federal statutory rate primarily due to $4.5 million of net state income taxes (3.7%) and $1.9 million of nontaxable or nondeductible items (1.6%) partially offset by a $5.4 million R&D tax credit (4.4%).

Outlook

We experienced strong ongoing demand in the first quarter of 2025, although we continue to experience increased labor costs and impacts from supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we currently anticipate solid earnings for 2025. Although we are preparing for a wide range of challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our manufacturing and technology customers, are likely to continue throughout 2025.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Cash provided by (used in):
Operating activities	$(87,950)	$146,557
Investing activities	(96,783)	(221,648)
Financing activities	(160,448)	(29,267)
Net increase (decrease) in cash and cash equivalents	$(345,181)	$(104,358)
Free cash flow:
Cash provided by operating activities	$(87,950)	$146,557
Purchases of property and equipment	(22,208)	(24,952)
Proceeds from sales of property and equipment	1,095	1,014
Free cash flow	$(109,063)	$122,619

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

Cash used in operating activities was $88.0 million during the first three months of 2025 compared to cash provided by operating activities of $146.6 million during the same period in 2024. The $234.5 million increase in cash used was primarily due to a $431.3 million decrease in accounts payable and other current liabilities driven by the size and timing of payments, including fewer net advance payments received in the current year as compared to the prior year. We made an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024, as a result of tax relief from the Internal Revenue Service due to Hurricane Beryl. These decreases in cash were partially offset by a $173.8 million benefit from changes in receivables, net and an increase in earnings compared to the prior year. In 2023, we filed our 2022 federal tax return requesting a refund of our $107.1 million overpayment, which was received in April 2025 and will therefore positively impact our second quarter cashflows. Along with the refund, we received $11.3 million of interest income (or $8.9 million, net of tax) that reduced our provision for income taxes in the first quarter of 2025.

Cash Used in Investing Activities—During the first three months of 2025, cash used in investing activities was $96.8 million compared to $221.6 million during the same period in 2024. The $124.9 million decrease in cash used primarily related to a decrease in cash paid (net of cash acquired) for acquisitions in the current year compared to the same period in 2024.

Cash Used in Financing Activities—Cash used in financing activities was $160.4 million for the first three months of 2025 compared to $29.3 million during the same period in 2024. The $131.2 million increase in cash used was primarily due to an increase in share repurchases of $91.1 million in the current year compared to the same period in 2024.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of March 31, 2025, we have repurchased a cumulative total of 10.7 million shares at an average price of $39.26 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2025, we repurchased 0.3 million shares for approximately $92.2 million, inclusive of the applicable excise tax, at an average price of $349.34 per share.

Debt

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of March 31,

2025, we had no outstanding borrowings on the revolving credit facility, $83.2 million in letters of credit outstanding and $766.8 million of credit available.

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

As of March 31, 2025, we have $83.2 million in letter of credit commitments, of which $61.2 million will expire in 2025 and $22.0 million will expire in 2026. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2025.

Notes to Former Owners

As part of the consideration used to acquire seven companies, we have outstanding notes to the former owners of the acquired companies. Together, these notes had an outstanding balance of $67.1 million as of March 31, 2025. At March 31, 2025, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2025	Interest Rates
2026	$30,625	2.5 - 5.5%
2027	31,500	4.3 - 5.5%
2028	5,000	5.5%
Total	$67,125

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

We have exposure to changes in interest rates under our revolving credit facility. There were no outstanding borrowings on the revolving credit facility as of March 31, 2025 and December 31, 2024. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 7, 2024, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.4 million shares to be repurchased. As of March 31, 2025, we have repurchased a cumulative total of 10.7 million shares at an average price of $39.26 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2025, we repurchased 0.3 million shares for approximately $92.2 million, inclusive of the applicable excise tax, at an average price of $349.34 per share.

During the quarter ended March 31, 2025, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	3,000	$426.13	10,436,482	919,069
February 1 - February 28	63,450	$378.18	10,499,932	855,619
March 1 - March 31	197,604	$338.91	10,697,536	658,015
	264,054	$349.34	10,697,536	658,015

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007, under which, since the inception of this program, 11.4 million shares have been approved for repurchase.

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended March 31, 2025, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

Comfort Systems USA, Inc.

April 24, 2025	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 24, 2025	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 24, 2025	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer