Form 10-Q
period 2025-06-30
COMFORT SYSTEMS USA INC
filed 2025-07-24
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the issuer’s common stock as of July 18, 2025 was 35,281,452 (excluding treasury shares of 5,841,913).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$331,710	$549,939
Billed accounts receivable, less allowance for credit losses of $17,028 and $15,286, respectively	2,162,345	1,861,212
Unbilled accounts receivable, less allowance for credit losses of $2,250 and $1,475, respectively	149,721	95,786
Other receivables, less allowance for credit losses of $424 and $553, respectively	87,376	86,186
Inventories	70,732	59,224
Prepaid expenses and other	37,991	46,213
Costs and estimated earnings in excess of billings, less allowance for credit losses of $585 and $271, respectively	203,404	91,681
Total current assets	3,043,279	2,790,241
PROPERTY AND EQUIPMENT, NET	311,249	277,180
LEASE RIGHT-OF-USE ASSET	226,430	229,106
GOODWILL	927,780	875,270
IDENTIFIABLE INTANGIBLE ASSETS, NET	451,446	434,417
DEFERRED TAX ASSETS	84,344	85,441
OTHER NONCURRENT ASSETS	19,201	19,433
Total assets	$5,063,729	$4,711,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,689	$6,042
Accounts payable	573,267	654,943
Accrued compensation and benefits	264,495	228,622
Billings in excess of costs and estimated earnings and deferred revenue	1,546,306	1,149,257
Accrued self-insurance	35,121	42,315
Other current liabilities	268,721	501,591
Total current liabilities	2,699,599	2,582,770
LONG-TERM DEBT	61,331	62,293
LEASE LIABILITIES	210,630	212,107
DEFERRED TAX LIABILITIES	2,225	2,225
OTHER LONG-TERM LIABILITIES	118,735	147,017
Total liabilities	3,092,520	3,006,412
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,841,913 and 5,562,453 shares, respectively	(388,298)	(273,799)
Additional paid-in capital	361,662	350,734
Retained earnings	1,997,434	1,627,330
Total stockholders’ equity	1,971,209	1,704,676
Total liabilities and stockholders’ equity	$5,063,729	$4,711,088

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE	$2,173,319	$1,810,290	$4,004,605	$3,347,306
COST OF SERVICES	1,663,422	1,446,694	3,091,292	2,686,347
Gross profit	509,897	363,596	913,313	660,959
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	210,466	179,537	405,340	342,260
GAIN ON SALE OF ASSETS	(442)	(611)	(998)	(1,431)
Operating income	299,873	184,670	508,971	320,130
OTHER INCOME (EXPENSE):
Interest income	2,819	1,264	7,086	2,867
Interest expense	(1,605)	(1,709)	(3,224)	(3,342)
Changes in the fair value of contingent earn-out obligations	(4,073)	(14,689)	(7,831)	(27,180)
Other	(530)	119	(506)	236
Other income (expense)	(3,389)	(15,015)	(4,475)	(27,419)
INCOME BEFORE INCOME TAXES	296,484	169,655	504,496	292,711
PROVISION FOR INCOME TAXES	65,636	35,646	104,359	62,383
NET INCOME	$230,848	$134,009	$400,137	$230,328

INCOME PER SHARE:
Basic	$6.54	$3.75	$11.30	$6.44
Diluted	$6.53	$3.74	$11.28	$6.43

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,307	35,746	35,415	35,742
Diluted	35,369	35,828	35,486	35,828

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Six Months Ended
	June 30, 2024
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2023	41,123,365	$411	(5,438,625)	$(209,807)	$339,562	$1,147,663	$1,277,829
Net income	—	—	—	—	—	96,319	96,319
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,369	53	(26)	—	27
Issuance of restricted stock & performance stock	—	—	17,018	657	4,696	—	5,353
Shares received in lieu of tax withholding on vested stock	—	—	(6,763)	(2,126)	—	—	(2,126)
Stock-based compensation	—	—	—	—	4,350	—	4,350
Dividends ($0.25 per share)	—	—	—	—	—	(8,921)	(8,921)
Share repurchase	—	—	(1,500)	(295)	—	—	(295)
BALANCE AT MARCH 31, 2024	41,123,365	411	(5,428,501)	(211,518)	348,582	1,235,061	1,372,536
Net income	—	—	—	—	—	134,009	134,009
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	47,344	1,851	(1,851)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(15,817)	(5,062)	—	—	(5,062)
Stock-based compensation	—	—	—	—	2,368	—	2,368
Dividends ($0.30 per share)	—	—	—	—	—	(10,713)	(10,713)
Share repurchase	—	—	(34,997)	(10,844)	—	—	(10,844)
BALANCE AT JUNE 30, 2024	41,123,365	$411	(5,431,971)	$(225,573)	$349,099	$1,358,357	$1,482,294

	Six Months Ended
	June 30, 2025
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676
Net income	—	—	—	—	—	169,289	169,289
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	18,448	1,156	5,445	—	6,601
Shares received in lieu of tax withholding on vested stock	—	—	(7,330)	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	—	—	5,474	—	5,474
Dividends ($0.40 per share)	—	—	—	—	—	(14,162)	(14,162)
Share repurchase	—	—	(264,054)	(92,243)	—	—	(92,243)
BALANCE AT MARCH 31, 2025	41,123,365	411	(5,815,389)	(367,508)	361,653	1,782,457	1,777,013
Net income	—	—	—	—	—	230,848	230,848
Issuance of Stock:
Issuance of shares for options exercised	—	—	12,500	830	(377)	—	453
Issuance of restricted stock & performance stock	—	—	35,609	2,337	(2,337)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(12,255)	(3,977)	—	—	(3,977)
Stock-based compensation	—	—	—	—	2,723	—	2,723
Dividends ($0.45 per share)	—	—	—	—	—	(15,871)	(15,871)
Share repurchase	—	—	(62,378)	(19,980)	—	—	(19,980)
BALANCE AT JUNE 30, 2025	41,123,365	$411	(5,841,913)	$(388,298)	$361,662	$1,997,434	$1,971,209

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,137	$230,328
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	39,906	50,803
Depreciation expense	28,866	23,044
Change in right-of-use assets	14,968	14,323
Bad debt expense	3,688	2,691
Deferred tax provision (benefit)	1,097	(32,389)
Amortization of debt financing costs	340	342
Gain on sale of assets	(998)	(1,431)
Changes in the fair value of contingent earn-out obligations	7,831	27,180
Stock-based compensation	12,193	10,085
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(239,680)	(267,089)
Inventories	(11,420)	1,990
Prepaid expenses and other current assets	3,817	14,724
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(163,567)	(45,428)
Other noncurrent assets	135	(1,316)
Increase (decrease) in—
Accounts payable and other current liabilities	(320,130)	277,961
Billings in excess of costs and estimated earnings and deferred revenue	376,780	32,812
Other long-term liabilities	10,582	(2,215)
Net cash provided by operating activities	164,545	336,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53,481)	(48,336)
Proceeds from sales of property and equipment	2,064	1,829
Cash paid for acquisitions, net of cash acquired	(124,093)	(234,657)
Payments for investments	(7,478)	(1,270)
Net cash used in investing activities	(182,988)	(282,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	182,000
Payments on revolving credit facility	—	(182,000)
Proceeds from other debt	—	640
Payments on other debt	(6,015)	(3,848)
Payments of dividends to stockholders	(30,033)	(19,634)
Share repurchases	(111,290)	(11,139)
Shares received in lieu of tax withholding	(6,599)	(7,188)
Proceeds from exercise of options	453	27
Payments for contingent consideration arrangements	(46,302)	(18,570)
Net cash used in financing activities	(199,786)	(59,712)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(218,229)	(5,731)
CASH AND CASH EQUIVALENTS, beginning of period	549,939	205,150
CASH AND CASH EQUIVALENTS, end of period	$331,710	$199,419

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The standard also requires entities to make additional disclosures on income taxes paid as well as on certain income statement-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt this standard in our 2025 Form 10-K. Entities may apply the standard prospectively or may elect retrospective application. This standard will not have an impact on our consolidated financial position, results of operations or cash flows, but will affect our financial statement disclosures as discussed above.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Entities may apply the standard prospectively or may elect retrospective application. We are currently evaluating the impact ASU 2024-03 will have on our disclosures; however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

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

In early September 2023, the Internal Revenue Service issued interim guidance addressing, together with other topics, the treatment of research and experimental (“R&E”) expenditures for taxpayers using the percentage of completion method to account for taxable income from long-term contracts. We relied on such guidance for the 2022 tax year, and the resulting reduction in taxable revenue offsets the deferral of tax deductions for R&E expenditures pursuant to the Tax Cuts and Jobs Act (2017) for the 2022 tax year. We filed our 2022 federal tax return in October 2023 requesting a refund of our $107.1 million overpayment, which was received in April 2025. Along with the refund, we received $11.3 million (or $8.9 million, net of tax) of interest income that reduced our provision for income taxes in the first quarter of 2025.

The One Big Beautiful Bill Act was enacted into law on July 4, 2025. The primary provisions of the law that will impact us are the (i) reinstatement of immediate expensing of domestic R&E expenditures, together with conforming amendments to the credit for increasing research activities (“R&D tax credit”), (ii) reinstatement of 100% bonus depreciation, and (iii) termination of the energy efficient commercial buildings deduction (“179D deduction”). However, we believe these provisions will not have a material effect on our future operating results, cash flows or financial condition.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, U.S. Treasury bills, accounts receivable, other receivables and accounts payable, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

As of June 30, 2025, we have a $7.4 million investment in U.S. Treasury bills with maturities greater than ninety days but less than one year, which is recorded at amortized cost and is included in “Prepaid Expenses and Other” in our Consolidated Balance Sheet.

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

During the three months ended June 30, 2025 and 2024, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 4.4% and 2.4%, respectively, as a result of changes in estimates associated with performance obligations on contracts. During the six months ended June 30, 2025 and 2024, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 5.0% and 3.2%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2025		2024		2025		2024
Mechanical Segment	$1,638,672	75.4%	$1,451,679	80.2%	$3,040,887	75.9%	$2,636,688	78.8%
Electrical Segment	534,647	24.6%	358,611	19.8%	963,718	24.1%	710,618	21.2%
Total	$2,173,319	100.0%	$1,810,290	100.0%	$4,004,605	100.0%	$3,347,306	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2025		2024		2025		2024
Technology	$934,199	43.0%	$561,313	31.0%	$1,611,752	40.2%	$1,026,127	30.7%
Manufacturing	473,040	21.8%	526,215	29.0%	925,826	23.1%	987,615	29.5%
Healthcare	200,341	9.2%	140,747	7.8%	382,883	9.6%	274,476	8.2%
Education	194,845	8.9%	193,433	10.7%	356,087	8.9%	327,416	9.8%
Office Buildings	110,461	5.1%	115,012	6.4%	232,987	5.9%	216,904	6.5%
Government	107,753	5.0%	91,073	5.0%	204,034	5.1%	178,874	5.3%
Retail, Restaurants and Entertainment	85,107	3.9%	114,501	6.3%	162,116	4.0%	195,086	5.8%
Multi-Family and Residential	33,214	1.5%	36,181	2.0%	61,567	1.5%	77,032	2.3%
Other	34,359	1.6%	31,815	1.8%	67,353	1.7%	63,776	1.9%
Total	$2,173,319	100.0%	$1,810,290	100.0%	$4,004,605	100.0%	$3,347,306	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2025		2024		2025		2024
New Construction	$1,256,866	57.9%	$1,082,272	59.8%	$2,321,950	58.0%	$1,981,248	59.2%
Existing Building Construction	607,236	27.9%	446,574	24.7%	1,099,839	27.5%	836,943	25.0%
Service Projects	146,271	6.7%	126,280	6.9%	265,485	6.6%	230,394	6.9%
Service Calls, Maintenance and Monitoring	162,946	7.5%	155,164	8.6%	317,331	7.9%	298,721	8.9%
Total	$2,173,319	100.0%	$1,810,290	100.0%	$4,004,605	100.0%	$3,347,306	100.0%

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$203,404	$91,681
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$1,546,306	$1,149,257

In the first six months of 2025 and 2024, we recognized revenue of $871.6 million and $729.0 million related to our contract liabilities at January 1, 2025 and January 1, 2024, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2025 and 2024.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.12 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$331,710	$—	$—	$331,710
U.S. Treasury bills	$—	$7,352	$—	$7,352
Contingent earn-out obligations	$—	$—	$68,343	$68,343

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$549,939	$—	$—	$549,939
Contingent earn-out obligations	$—	$—	$140,156	$140,156

Cash and cash equivalents are held at a variety of well‑known institutions and consist primarily of (i) deposit accounts, (ii) U.S. Treasury bills, and (iii) highly-rated money market funds. Cash equivalents described in (ii) and (iii) above have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. We believe the carrying value of our debt associated with our revolving credit facility approximates its fair value due to the variable rate on such debt. We believe the carrying values of our notes to former owners approximate their fair values due to the relatively short remaining terms on these notes.

We own U.S. Treasury bills with maturities greater than 90 days but less than one year, which we classify as held-to-maturity in accordance with ASC 320 “Investments – Debt Securities,” given that the Company has the ability and intent to hold the investments until maturity. These investments are included within “Prepaid Expenses and Other” in the Consolidated Balance Sheet. Due to their short-term maturity, the amortized cost of our U.S. Treasury bills approximates their fair value.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of June 30, 2025, cash flows were discounted using a weighted average cost of capital of 20.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Balance at beginning of period	$140,156	$44,222
Issuances	719	51,784
Settlements	(80,363)	(43,996)
Adjustments to fair value	7,831	88,146
Balance at end of period	$68,343	$140,156

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

Other Acquisitions

On May 31, 2025, we acquired all of the issued and outstanding shares of capital stock of a mechanical service provider in New York for a total preliminary purchase price of $2.8 million, which is reported in our mechanical segment.

On May 1, 2025, we acquired all of the issued and outstanding membership interests of Right Way Plumbing & Mechanical LLC (“Right Way”), headquartered in Florida, for a total preliminary purchase price of $64.8 million, which included $49.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Right Way operates in the Southeastern United States and provides plumbing installation and maintenance services. Right Way is included in our mechanical segment.

On January 1, 2025, we acquired all of the issued and outstanding membership interests of Century Contractors, LLC (“Century”), headquartered in Matthews, North Carolina, for a total preliminary purchase price of $84.2 million, which included $73.1 million of cash paid on the closing date, $5.5 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Century operates in the Southeastern United States and specializes in self-performing mechanical installation, pipe fabrication and installation, steel erection, equipment setting and concrete installations. As a result of the acquisition, Century is a wholly owned subsidiary of the Company reported in our mechanical segment.

On May 1, 2024, we acquired all of the issued and outstanding membership interests of a plumbing service provider in North Carolina for a total purchase price of $39.9 million, which is reported in our mechanical segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2023	$393,276	$273,558	$666,834
Acquisitions and purchase price adjustments (See Note 5)	208,236	200	208,436
Balance at December 31, 2024	601,512	273,758	875,270
Acquisitions and purchase price adjustments (See Note 5)	52,510	—	52,510
Balance at June 30, 2025	$654,022	$273,758	$927,780

Identifiable Intangible Assets, Net

At June 30, 2025, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2025 (remainder of the year)	$36,353
2026	63,573
2027	59,706
2028	57,353
2029	51,086
Thereafter	183,375
Total	$451,446

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Revolving credit facility	$—	$—
Notes to former owners	72,325	67,593
Other debt	695	742
Total debt	73,020	68,335
Less—current portion	(11,689)	(6,042)
Total long-term portion of debt	$61,331	$62,293

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2025, we had no outstanding borrowings on the revolving credit facility, $83.2 million in letters of credit outstanding and $766.8 million of credit available.

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

There were no outstanding borrowings on the revolving credit facility as of June 30, 2025 and December 31, 2024.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2025.

Notes to Former Owners

We have outstanding notes to the former owners of acquired companies. Together, these notes had an outstanding balance of $72.3 million as of June 30, 2025. At June 30, 2025, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2025	Interest Rates
2026	$30,625	2.5 - 5.5%
2027	36,700	4.0 - 5.5%
2028	5,000	5.5%
Total	$72,325

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $27.3 million and $22.8 million for the three months ended June 30, 2025 and 2024, respectively. Variable lease expense and short-term lease expense aggregated to $53.1 million and $40.7 million in the first six months of 2025 and 2024, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of both June 30, 2025 and December 31, 2024 was 6.1%. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended June 30, 2025 and 2024 was $38.3 million and $33.3 million, respectively. Operating lease expense for the six months ended June 30, 2025 and 2024 was $75.2 million and $61.5 million, respectively.

The lease terms generally range from three to fifteen years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 11.2 years at June 30, 2025 and 10.9 years at December 31, 2024.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended June 30, 2025 and 2024 was approximately $2.5 million and $2.6 million, respectively. Rent paid to related parties for the six months ended June 30, 2025 and 2024 was approximately $5.0 million and $4.7 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$226,430	$229,106
Operating lease liabilities:
Other current liabilities	$27,770	$28,158
Long-term operating lease liabilities	210,630	212,107
Total operating lease liabilities	$238,400	$240,265

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2025 (excluding the six months ended June 30, 2025)	$21,185
2026	39,001
2027	34,178
2028	30,080
2029	26,328
Thereafter	188,615
Total lease payments	339,387
Less—present value discount	(100,987)
Present value of operating lease liabilities	$238,400

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$10,599	$9,850	$21,302	$19,316
Operating lease right-of-use assets obtained in exchange for lease liabilities	$7,120	$5,906	$12,292	$35,332

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

As of June 30, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2025 and 2024.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Common shares outstanding, end of period	35,281	35,691	35,281	35,691
Effect of using weighted average common shares outstanding	26	55	134	51
Shares used in computing earnings per share—basic	35,307	35,746	35,415	35,742
Effect of shares issuable under stock option plans based on the treasury stock method	21	30	24	30
Effect of restricted and contingently issuable shares	41	52	47	56
Shares used in computing earnings per share—diluted	35,369	35,828	35,486	35,828

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of June 30, 2025, we have repurchased a cumulative total of 10.8 million shares at an average price of $40.89 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2025, we repurchased 0.3 million shares for approximately $112.2 million, inclusive of the applicable excise tax, at an average price of $343.79 per share.

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

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at June 30, 2025	$3,633,522	$1,094,984	$335,223	$5,063,729
Total assets at December 31, 2024	$3,162,677	$985,006	$563,405	$4,711,088

	Three Months Ended June 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,638,672	$534,647	$—	$2,173,319
Cost of services	1,264,066	399,356	—	1,663,422
Gross profit	374,606	135,291	—	509,897
Selling, general and administrative expenses	137,074	55,235	18,157	210,466
Gain on sale of assets	(371)	(71)	—	(442)
Operating income	$237,903	$80,127	$(18,157)	$299,873

Amortization of identifiable intangible assets	$14,266	$5,525	$—	$19,791
Depreciation expense	$12,093	$2,458	$305	$14,856
Capital expenditures	$24,879	$6,093	$301	$31,273

	Three Months Ended June 30, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,451,679	$358,611	$—	$1,810,290
Cost of services	1,172,707	273,987	—	1,446,694
Gross profit	278,972	84,624	—	363,596
Selling, general and administrative expenses	124,628	41,138	13,771	179,537
Gain on sale of assets	(356)	(255)	—	(611)
Operating income	$154,700	$43,741	$(13,771)	$184,670

Amortization of identifiable intangible assets	$21,365	$5,525	$—	$26,890
Depreciation expense	$9,705	$1,804	$281	$11,790
Capital expenditures	$18,227	$3,893	$1,264	$23,384

	Six Months Ended June 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$3,040,887	$963,718	$—	$4,004,605
Cost of services	2,361,762	729,530	—	3,091,292
Gross profit	679,125	234,188	—	913,313
Selling, general and administrative expenses	269,344	99,281	36,715	405,340
Gain on sale of assets	(723)	(275)	—	(998)
Operating income	$410,504	$135,182	$(36,715)	$508,971

Amortization of identifiable intangible assets	$28,856	$11,050	$—	$39,906
Depreciation expense	$23,497	$4,761	$608	$28,866
Capital expenditures	$43,298	$9,632	$551	$53,481

	Six Months Ended June 30, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$2,636,688	$710,618	$—	$3,347,306
Cost of services	2,140,004	546,343	—	2,686,347
Gross profit	496,684	164,275	—	660,959
Selling, general and administrative expenses	235,610	75,018	31,632	342,260
Gain on sale of assets	(930)	(501)	—	(1,431)
Operating income	$262,004	$89,758	$(31,632)	$320,130

Amortization of identifiable intangible assets	$39,459	$11,344	$—	$50,803
Depreciation expense	$18,933	$3,524	$587	$23,044
Capital expenditures	$38,169	$8,272	$1,895	$48,336

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

Approximately 92.1% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of June 30, 2025, we had 9,106 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $2.0 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $16.72 billion of aggregate contract value as of June 30, 2025, or approximately 90% of a total contract value for all projects in progress, totaling $18.50 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of June 30, 2025, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	7,709	$1,782.3
$2 million - $10 million	998	4,264.9
$10 million - $20 million	160	2,277.0
$20 million - $40 million	147	4,168.6
Greater than $40 million	92	6,007.6
Total	9,106	$18,500.4

In addition to project work, approximately 7.9% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

In 2020, the advent of a global pandemic led to some delays in service and construction, including delayed project starts and air pockets or pauses during 2020 and 2021. We experienced increasing demand in 2022, 2023 and 2024, and we expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels in 2025 and 2026. While the impacts from the supply chain shortages have improved, we continue to experience increased labor costs and delays in delivery of certain materials and equipment. We anticipate that constraints and delays in our supply chain will persist in the near term, and that pressure on cost and availability, especially for skilled labor, will continue over the next few quarters.

We have a credit facility in place with terms we believe are favorable that does not expire until July 2027. As of June 30, 2025, we had $766.8 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-six calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended June 30, 2025, to the items that we disclosed as our "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue	$2,173,319	100.0%	$1,810,290	100.0%	$4,004,605	100.0%	$3,347,306	100.0%
Cost of services	1,663,422	76.5%	1,446,694	79.9%	3,091,292	77.2%	2,686,347	80.3%
Gross profit	509,897	23.5%	363,596	20.1%	913,313	22.8%	660,959	19.7%
Selling, general and administrative expenses	210,466	9.7%	179,537	9.9%	405,340	10.1%	342,260	10.2%
Gain on sale of assets	(442)	—	(611)	—	(998)	—	(1,431)	—
Operating income	299,873	13.8%	184,670	10.2%	508,971	12.7%	320,130	9.6%
Interest income	2,819	0.1%	1,264	0.1%	7,086	0.2%	2,867	0.1%
Interest expense	(1,605)	(0.1)%	(1,709)	(0.1)%	(3,224)	(0.1)%	(3,342)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(4,073)	(0.2)%	(14,689)	(0.8)%	(7,831)	(0.2)%	(27,180)	(0.8)%
Other income	(530)	—	119	—	(506)	—	236	—
Income before income taxes	296,484	13.6%	169,655	9.4%	504,496	12.6%	292,711	8.7%
Provision for income taxes	65,636		35,646		104,359		62,383
Net income	$230,848	10.6%	$134,009	7.4%	$400,137	10.0%	$230,328	6.9%

We had 47 operating locations as of December 31, 2024. In the first quarter of 2025, we completed the acquisition of Century Contractors, LLC (“Century”), which reports as a separate operating location. In the second quarter of 2025, we combined two operating locations into one. Additionally, we completed the acquisition of Right Way

Plumbing & Mechanical LLC (“Right Way”), which reports as a separate operating location. We had 48 operating locations as of June 30, 2025. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2025 to 2024, as described below, excludes Right Way, which was acquired May 1, 2025, Century, which was acquired on January 1, 2025, one month of results for Summit Industrial Construction, LLC (“Summit”), which was acquired on February 1, 2024, and one month of results for J & S Mechanical Contractors, Inc. (“J&S”), which was acquired on February 1, 2024. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the second quarter of 2025 increased $363.0 million, or 20.1%, to $2.17 billion compared to the same period in 2024. The increase included an 18.6% increase in revenue related to same-store activity and a 1.5% increase related to the Right Way and Century acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2025		2024
Revenue:
Mechanical Segment	$1,638,672	75.4%	$1,451,679	80.2%
Electrical Segment	534,647	24.6%	358,611	19.8%
Total	$2,173,319	100.0%	$1,810,290	100.0%

Revenue for our mechanical segment increased $187.0 million, or 12.9%, to $1.64 billion for the second quarter of 2025 compared to the same period in 2024. Of this increase, $27.2 million resulted from the acquisitions of Right Way and Century, and $159.8 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our North Carolina operations ($50.2 million), one of our Virginia operations ($45.3 million) and one of our Texas operations ($29.2 million).

Revenue for our electrical segment increased $176.0 million, or 49.1%, to $534.6 million for the second quarter of 2025 compared to the same period in 2024. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($155.1 million).

Revenue for the first six months of 2025 increased $657.3 million, or 19.6%, to $4.00 billion compared to the same period in 2024. The increase included a 17.1% increase in revenue related to same-store activity and a 2.5% increase related to the acquisitions of Right Way, Century, Summit and J&S. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2025		2024
Revenue:
Mechanical Segment	$3,040,887	75.9%	$2,636,688	78.8%
Electrical Segment	963,718	24.1%	710,618	21.2%
Total	$4,004,605	100.0%	$3,347,306	100.0%

Revenue for our mechanical segment increased $404.2 million, or 15.3%, to $3.04 billion for the first six months of 2025 compared to the same period in 2024. Of this increase, $83.8 million resulted from the acquisitions of Right Way, Century, Summit and J&S, and $320.4 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our North Carolina operations ($109.1 million), one of our Virginia operations ($89.9 million) and one of our Texas operations ($62.7 million).

Revenue for our electrical segment increased $253.1 million, or 35.6%, to $963.7 million for the first six months of 2025 compared to the same period in 2024. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($232.2 million). The revenue increase was partially offset by a decrease in activity in the manufacturing sector at our North Carolina electrical operation ($38.2 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	June 30, 2025		December 31, 2024		June 30, 2024
Backlog:
Mechanical Segment	$5,814,217	71.6%	$4,687,619	78.2%	$4,486,999	77.7%
Electrical Segment	2,309,491	28.4%	1,306,347	21.8%	1,285,221	22.3%
Total	$8,123,708	100.0%	$5,993,966	100.0%	$5,772,220	100.0%

Backlog as of June 30, 2025 was $8.12 billion, a 17.9% increase from March 31, 2025 backlog of $6.89 billion, and a 40.7% increase from June 30, 2024 backlog of $5.77 billion. The sequential backlog increase included the acquisition of Right Way ($137.6 million), as well as a same-store increase of $1.10 billion, or 15.9%. Same-store sequential backlog growth was primarily a result of increased project bookings in the technology sector at our Texas electrical operation ($533.6 million) and one of our North Carolina operations ($412.1 million). The year-over-year backlog increase included the acquisitions of Right Way ($137.6 million) and Century ($54.2 million), as well as a same-store increase of $2.16 billion, or 37.4%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings in the technology sector at one of our North Carolina operations ($867.8 million), our Texas electrical operation ($686.1 million) and one of our Texas operations ($590.5 million). The year-over-year backlog increase was partially offset by the completion of project work in the office buildings sector at one of our Virginia operations ($95.1 million).

Gross Profit—Gross profit increased $146.3 million, or 40.2%, to $509.9 million for the second quarter of 2025 as compared to the same period in 2024. The increase included a $3.6 million, or 1.0%, increase related to the Right Way and Century acquisitions, as well as a 39.2% increase in same-store activity. The same-store increase in gross profit was driven by both higher revenues in the current year as well as improved execution in our operations, including improvements in project execution at four of our Texas operations ($86.1 million). Additionally, we had increased volumes at our Texas electrical operation ($36.1 million) and one of our Virginia operations ($13.6 million). As a percentage of revenue, gross profit for the second quarter increased from 20.1% in 2024 to 23.5% in 2025, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Gross profit increased $252.4 million, or 38.2%, to $913.3 million for the first six months of 2025 as compared to the same period in 2024. The increase included a 2.2% increase related to the Right Way, Century, Summit and J&S acquisitions, as well as a 36.0% increase in same-store activity. The same-store increase in gross profit was driven by both higher revenues in the current year as well as improved execution in our operations, including improvements in project execution at two of our Texas operations ($85.6 million). Additionally, we had increased volumes at our Texas electrical operation ($50.0 million) and one of our Virginia operations ($21.9 million). As a percentage of revenue, gross profit for the six-month period increased from 19.7% in 2024 to 22.8% in 2025, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $30.9 million, or 17.2%, to $210.5 million for the second quarter of 2025 as compared to 2024. On a same-store basis, excluding amortization expense, SG&A increased $27.9 million, or 16.9%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($21.1 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $0.7 million during the period, primarily as a result of the Right Way and Century acquisitions. As a percentage of revenue, SG&A for the second quarter decreased from 9.9% in 2024 to 9.7% in 2025 due to leverage resulting from the increase in revenue.

SG&A increased $63.1 million, or 18.4%, to $405.3 million for the first six months of 2025 as compared to 2024. On a same-store basis, excluding amortization expense, SG&A increased $54.8 million, or 17.4%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($41.8 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $2.6 million during the period, primarily as a result of the Summit, J&S, Right Way and Century acquisitions. As a percentage of revenue, SG&A for the six-month period decreased from 10.2% in 2024 to 10.1% in 2025 due to leverage resulting from the increase in revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
SG&A	$210,466	$179,537	$405,340	$342,260
Less: SG&A from companies acquired	(2,359)	—	(5,653)	—
Less: Amortization expense	(14,843)	(14,181)	(29,406)	(26,790)
Same-store SG&A, excluding amortization expense	$193,264	$165,356	$370,281	$315,470

Interest Income—Interest income increased $1.6 million, or 123.0%, to $2.8 million for the second quarter of 2025 as compared to the same period in 2024. Interest income increased $4.2 million, or 147.2%, to $7.1 million, for the first six months of 2025 compared to the same period in 2024. The increase in interest income for the second quarter and the first six months of 2025 is due to an increase in our average cash balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the second quarter of 2025 decreased $10.6 million, or 72.3%, as compared to the same period in 2024. Expense from changes in the fair value of contingent earn-out obligations for the first six months of 2025 decreased $19.3 million, or 71.2%, as compared to the same period in 2024. The decrease in earn-out expense for the second quarter and the first six months of 2025 was primarily caused by lower expenses at J&S, as a result of them achieving their maximum cumulative earn-out target in the prior year. Additionally, we had lower expenses at Summit, driven by larger changes in their forecasted results in the prior year.

Provision for Income Taxes—Our provision for income taxes for the six months ended June 30, 2025 was $104.4 million with an effective tax rate of 20.7% as compared to a provision for income taxes of $62.4 million with an effective tax rate of 21.3% for the same period in 2024. The effective tax rate for 2025 was slightly lower than the 21% federal statutory rate primarily due to an $11.8 million credit for increasing research activities (“R&D tax credit”) (2.3%) and recognizing $8.9 million of net interest income on our 2022 federal overpayment (1.8%), partially offset by $15.5 million of net state income taxes (3.1%) and $2.3 million of nontaxable or nondeductible items (0.5%). The effective tax rate for 2024 was slightly higher than the 21% federal statutory rate primarily due to $10.5 million of net state income taxes (3.6%) and $2.1 million of nontaxable or nondeductible items (0.7%) partially offset by an $11.4 million R&D tax credit (3.9%).

Outlook

We experienced strong ongoing demand in the first six months of 2025, although we continue to experience increased labor costs and impacts from supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we currently anticipate solid earnings for the remainder of 2025 and believe we are well positioned for continued success in 2026. Although we are preparing for a wide range of challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our manufacturing and technology customers, are likely to continue in 2025 and 2026.

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2025	2024

Cash provided by (used in):
Operating activities	$164,545	$336,415
Investing activities	(182,988)	(282,434)
Financing activities	(199,786)	(59,712)
Net decrease in cash and cash equivalents	$(218,229)	$(5,731)
Free cash flow:
Cash provided by operating activities	$164,545	$336,415
Purchases of property and equipment	(53,481)	(48,336)
Proceeds from sales of property and equipment	2,064	1,829
Free cash flow	$113,128	$289,908

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

Cash provided by operating activities was $164.5 million during the first six months of 2025 compared to $336.4 million during the same period in 2024. The $171.9 million decrease in cash provided was primarily due to a $598.1 million decrease in accounts payable and other current liabilities, as well as a $118.1 million increase in costs and estimated earnings in excess of billings and unbilled accounts receivable, driven by the size and timing of payments, including fewer net advance payments received in the current year as compared to the prior year. We made an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024, as a result of tax relief from the Internal Revenue Service due to Hurricane Beryl. These decreases in cash were partially offset by a $344.0 million benefit from changes in billings in excess of costs and estimated earnings and deferred revenue driven by timing of customer billings and payments and an increase in earnings compared to the prior year. In 2023, we filed our 2022 federal tax return requesting a refund of our $107.1 million overpayment, which was received in

April 2025 and positively impacted our second quarter cashflows. Along with the refund, we received $11.3 million (or $8.9 million, net of tax) of interest income that reduced our provision for income taxes in the first quarter of 2025.

Cash Used in Investing Activities—During the first six months of 2025, cash used in investing activities was $183.0 million compared to $282.4 million during the same period in 2024. The $99.4 million decrease in cash used primarily related to a decrease in cash paid (net of cash acquired) for acquisitions in the current year compared to the same period in 2024.

Cash Used in Financing Activities—Cash used in financing activities was $199.8 million for the first six months of 2025 compared to $59.7 million during the same period in 2024. The $140.1 million increase in cash used was primarily due to an increase in share repurchases of $100.2 million in the current year compared to the same period in 2024.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of June 30, 2025, we have repurchased a cumulative total of 10.8 million shares at an average price of $40.89 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2025, we repurchased 0.3 million shares for approximately $112.2 million, inclusive of the applicable excise tax, at an average price of $343.79 per share.

Debt

Revolving Credit Facility

We have an $850.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, which is composed of a revolving credit line guaranteed by certain of our subsidiaries. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $250 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), as well as a sublimit of up to $175.0 million issuable in the form of letters of credit. The Facility expires in July 2027 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2025, we had no outstanding borrowings on the revolving credit facility, $83.2 million in letters of credit outstanding and $766.8 million of credit available.

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

As of June 30, 2025, we have $83.2 million in letter of credit commitments, of which $61.1 million will expire in 2025 and $22.1 million will expire in 2026. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2025.

Notes to Former Owners

We have outstanding notes to the former owners of acquired companies. Together, these notes had an outstanding balance of $72.3 million as of June 30, 2025. At June 30, 2025, future principal payments of notes to former owners by maturity year are as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2025	Interest Rates
2026	$30,625	2.5 - 5.5%
2027	36,700	4.0 - 5.5%
2028	5,000	5.5%
Total	$72,325

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates. At times, we use derivative financial instruments to manage our interest rate risk. There is some market risk from fluctuations in the prices of certain commodities and materials due to tariffs or other macroeconomic factors. In many cases, these increased costs are recoverable, and we do not expect these potential cost increases to have a material impact on our results of operations. We are actively involved in monitoring exposure to market risk and continue to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks or foreign currency exchange risk from the use of derivative financial instruments.

We have exposure to changes in interest rates under our revolving credit facility. There were no outstanding borrowings on the revolving credit facility as of June 30, 2025 and December 31, 2024. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of June 30, 2025, we have repurchased a cumulative total of 10.8 million shares at an average price of $40.89 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2025, we repurchased 0.3 million shares for approximately $112.2 million, inclusive of the applicable excise tax, at an average price of $343.79 per share.

During the quarter ended June 30, 2025, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	56,909	$309.22	10,754,445	601,106
May 1 - May 31	4,619	$429.21	10,759,064	998,900
June 1 - June 30	850	$472.27	10,759,914	998,050
	62,378	$320.32	10,759,914	998,050

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007, under which, since the inception of this program, 11.8 million shares have been approved for repurchase.

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

Item 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended June 30, 2025, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

Comfort Systems USA, Inc.

July 24, 2025	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 24, 2025	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 24, 2025	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer