Form 10-Q
period 2025-09-30
COMFORT SYSTEMS USA INC
filed 2025-10-23
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the issuer’s common stock as of October 17, 2025 was 35,271,950 (excluding treasury shares of 5,851,415).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$860,523	$549,939
Billed accounts receivable, less allowance for credit losses of $18,645 and $15,286, respectively	2,306,295	1,861,212
Unbilled accounts receivable, less allowance for credit losses of $2,153 and $1,475, respectively	145,615	95,786
Other receivables, less allowance for credit losses of $435 and $553, respectively	85,755	86,186
Inventories	78,830	59,224
Prepaid expenses and other	63,160	46,213
Costs and estimated earnings in excess of billings, less allowance for credit losses of $470 and $271, respectively	163,350	91,681
Total current assets	3,703,528	2,790,241
PROPERTY AND EQUIPMENT, NET	337,452	277,180
LEASE RIGHT-OF-USE ASSET	274,697	229,106
GOODWILL	928,168	875,270
IDENTIFIABLE INTANGIBLE ASSETS, NET	431,921	434,417
DEFERRED TAX ASSETS	77,904	85,441
OTHER NONCURRENT ASSETS	24,181	19,433
Total assets	$5,777,851	$4,711,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,676	$6,042
Accounts payable	665,132	654,943
Accrued compensation and benefits	356,397	228,622
Billings in excess of costs and estimated earnings and deferred revenue	1,734,272	1,149,257
Accrued self-insurance	41,990	42,315
Other current liabilities	229,756	501,591
Total current liabilities	3,032,223	2,582,770
LONG-TERM DEBT	131,322	62,293
LEASE LIABILITIES	258,056	212,107
DEFERRED TAX LIABILITIES	2,225	2,225
OTHER LONG-TERM LIABILITIES	120,639	147,017
Total liabilities	3,544,465	3,006,412
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,851,415 and 5,562,453 shares, respectively	(401,121)	(273,799)
Additional paid-in capital	362,688	350,734
Retained earnings	2,271,408	1,627,330
Total stockholders’ equity	2,233,386	1,704,676
Total liabilities and stockholders’ equity	$5,777,851	$4,711,088

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE	$2,450,969	$1,812,366	$6,455,574	$5,159,672
COST OF SERVICES	1,843,098	1,430,652	4,934,390	4,116,999
Gross profit	607,871	381,714	1,521,184	1,042,673
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	229,579	180,177	634,919	522,437
GAIN ON SALE OF ASSETS	(582)	(1,347)	(1,580)	(2,778)
Operating income	378,874	202,884	887,845	523,014
OTHER INCOME (EXPENSE):
Interest income	6,381	3,825	13,467	6,692
Interest expense	(2,974)	(1,730)	(6,198)	(5,072)
Changes in the fair value of contingent earn-out obligations	(12,103)	(17,254)	(19,934)	(44,434)
Other	280	87	(226)	323
Other income (expense)	(8,416)	(15,072)	(12,891)	(42,491)
INCOME BEFORE INCOME TAXES	370,458	187,812	874,954	480,523
PROVISION FOR INCOME TAXES	78,843	41,577	183,202	103,960
NET INCOME	$291,615	$146,235	$691,752	$376,563

INCOME PER SHARE:
Basic	$8.26	$4.10	$19.55	$10.54
Diluted	$8.25	$4.09	$19.52	$10.52

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,307	35,669	35,379	35,718
Diluted	35,365	35,755	35,445	35,804

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

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2025
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676
Net income	—	—	—	—	—	169,289	169,289
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	18,448	1,156	5,445	—	6,601
Shares received in lieu of tax withholding on vested stock	—	—	(7,330)	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	—	—	5,474	—	5,474
Dividends ($0.40 per share)	—	—	—	—	—	(14,162)	(14,162)
Share repurchase	—	—	(264,054)	(92,243)	—	—	(92,243)
BALANCE AT MARCH 31, 2025	41,123,365	411	(5,815,389)	(367,508)	361,653	1,782,457	1,777,013
Net income	—	—	—	—	—	230,848	230,848
Issuance of Stock:
Issuance of shares for options exercised	—	—	12,500	830	(377)	—	453
Issuance of restricted stock & performance stock	—	—	35,609	2,337	(2,337)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(12,255)	(3,977)	—	—	(3,977)
Stock-based compensation	—	—	—	—	2,723	—	2,723
Dividends ($0.45 per share)	—	—	—	—	—	(15,871)	(15,871)
Share repurchase	—	—	(62,378)	(19,980)	—	—	(19,980)
BALANCE AT JUNE 30, 2025	41,123,365	411	(5,841,913)	(388,298)	361,662	1,997,434	1,971,209
Net income	—	—	—	—	—	291,615	291,615
Issuance of Stock:
Issuance of shares for options exercised	—	—	8,436	565	(225)	—	340
Issuance of restricted stock & performance stock	—	—	1,424	97	(97)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(407)	(282)	—	—	(282)
Stock-based compensation	—	—	—	—	1,348	—	1,348
Dividends ($0.50 per share)	—	—	—	—	—	(17,641)	(17,641)
Share repurchase	—	—	(18,955)	(13,203)	—	—	(13,203)
BALANCE AT SEPTEMBER 30, 2025	41,123,365	$411	(5,851,415)	$(401,121)	$362,688	$2,271,408	$2,233,386

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$691,752	$376,563
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	59,432	75,224
Depreciation expense	44,914	35,377
Change in right-of-use assets	22,535	22,400
Bad debt expense	5,617	5,464
Deferred tax provision (benefit)	7,537	(32,511)
Amortization of debt financing costs	786	514
Gain on sale of assets	(1,580)	(2,778)
Changes in the fair value of contingent earn-out obligations	19,934	44,434
Stock-based compensation	15,746	12,129
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(378,644)	(262,958)
Inventories	(19,518)	10,088
Prepaid expenses and other current assets	(13,228)	15,174
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(119,619)	(58,473)
Other noncurrent assets	(567)	(1,882)
Increase (decrease) in—
Accounts payable and other current liabilities	(194,715)	323,756
Billings in excess of costs and estimated earnings and deferred revenue	564,746	80,448
Other long-term liabilities	12,688	(4,375)
Net cash provided by operating activities	717,816	638,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(88,813)	(70,395)
Proceeds from sales of property and equipment	3,152	3,611
Cash paid for acquisitions, net of cash acquired	(128,594)	(235,466)
Payments for investments	(28,999)	(1,770)
Proceeds from investments	7,258	—
Net cash used in investing activities	(235,996)	(304,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	200,000	182,000
Payments on revolving credit facility	(100,000)	(182,000)
Proceeds from other debt	—	640
Payments on other debt	(43,037)	(26,550)
Debt financing costs	(3,709)	—
Payments of dividends to stockholders	(47,674)	(30,322)
Share repurchases	(124,426)	(42,024)
Shares received in lieu of tax withholding	(6,881)	(7,292)
Proceeds from exercise of options	793	27
Deferred acquisition payments	—	(50)
Payments for contingent consideration arrangements	(46,302)	(18,570)
Net cash used in financing activities	(171,236)	(124,141)
NET INCREASE IN CASH AND CASH EQUIVALENTS	310,584	210,433
CASH AND CASH EQUIVALENTS, beginning of period	549,939	205,150
CASH AND CASH EQUIVALENTS, end of period	$860,523	$415,583

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout the United States. The terms “Comfort Systems,” “we,” “us,” “our,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The standard also requires entities to make additional disclosures on income taxes paid as well as on certain income statement-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. Entities may apply the standard prospectively or may elect retrospective application. This standard will not have an impact on our consolidated financial position, results of operations or cash flows, but will affect our financial statement disclosures as discussed above.

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

The One Big Beautiful Bill Act was enacted into law on July 4, 2025. The primary provisions of the law impacting us are the (i) reinstatement of immediate expensing of domestic R&E expenditures, together with conforming amendments to the credit for increasing research activities, (ii) reinstatement of 100% bonus depreciation, and (iii) termination of the energy efficient commercial buildings deduction. However, these provisions did not, and we expect they will not, have a material effect on our operating results, cash flows or financial condition.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, U.S. Treasury bills, accounts receivable, other receivables and accounts payable, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

As of September 30, 2025, we had a $20.7 million investment in U.S. Treasury bills with maturities greater than ninety days but less than one year, which is recorded at amortized cost and is included in “Prepaid Expenses and Other” in our Consolidated Balance Sheet.

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

During the three months ended September 30, 2025 and 2024, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 4.0% and 1.7%, respectively, as a result of changes in estimates associated with performance obligations on contracts. During the nine months ended September 30, 2025 and 2024, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 4.6% and 2.7%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2025		2024		2025		2024
Mechanical Segment	$1,810,462	73.9%	$1,438,617	79.4%	$4,851,349	75.1%	$4,075,305	79.0%
Electrical Segment	640,507	26.1%	373,749	20.6%	1,604,225	24.9%	1,084,367	21.0%
Total	$2,450,969	100.0%	$1,812,366	100.0%	$6,455,574	100.0%	$5,159,672	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Type of Customer	2025		2024		2025		2024
Technology	$1,122,528	45.8%	$615,398	34.0%	$2,734,280	42.4%	$1,641,525	31.8%
Manufacturing	543,110	22.2%	452,157	24.9%	1,468,936	22.7%	1,439,772	27.9%
Healthcare	206,965	8.5%	149,974	8.3%	589,848	9.1%	424,450	8.2%
Education	171,707	7.0%	195,737	10.8%	527,794	8.2%	523,153	10.1%
Office Buildings	125,458	5.1%	109,233	6.0%	358,445	5.5%	326,137	6.3%
Government	122,284	5.0%	92,555	5.1%	326,318	5.1%	271,429	5.3%
Retail, Restaurants and Entertainment	88,503	3.6%	114,572	6.3%	250,619	3.9%	309,658	6.0%
Multi-Family and Residential	35,342	1.4%	33,838	1.9%	96,909	1.5%	110,870	2.2%
Other	35,072	1.4%	48,902	2.7%	102,425	1.6%	112,678	2.2%
Total	$2,450,969	100.0%	$1,812,366	100.0%	$6,455,574	100.0%	$5,159,672	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2025		2024		2025		2024
New Construction	$1,597,452	65.2%	$949,035	52.4%	$3,919,402	60.7%	$2,930,283	56.8%
Existing Building Construction	527,139	21.5%	570,288	31.5%	1,626,978	25.2%	1,407,231	27.3%
Service Projects	150,383	6.1%	125,249	6.9%	415,868	6.5%	355,643	6.9%
Service Calls, Maintenance and Monitoring	175,995	7.2%	167,794	9.2%	493,326	7.6%	466,515	9.0%
Total	$2,450,969	100.0%	$1,812,366	100.0%	$6,455,574	100.0%	$5,159,672	100.0%

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$163,350	$91,681
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$1,734,272	$1,149,257

In the first nine months of 2025 and 2024, we recognized revenue of $944.5 million and $767.3 million, respectively, related to our contract liabilities at January 1, 2025 and January 1, 2024, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2025 and 2024.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.38 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. We currently do not have any derivatives that are accounted for as hedges under Accounting Standard Codification (“ASC”) 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$860,523	$—	$—	$860,523
U.S. Treasury bills	$—	$20,661	$—	$20,661
Contingent earn-out obligations	$—	$—	$36,446	$36,446

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$549,939	$—	$—	$549,939
Contingent earn-out obligations	$—	$—	$140,156	$140,156

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

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted-average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Balance at beginning of period	$140,156	$44,222
Issuances	719	51,784
Settlements	(124,363)	(43,996)
Adjustments to fair value	19,934	88,146
Balance at end of period	$36,446	$140,156

5. Acquisitions

On May 31, 2025, we acquired all of the issued and outstanding shares of capital stock of a mechanical service provider in New York for a total preliminary purchase price of $2.8 million, which is reported in our mechanical segment.

On May 1, 2025, we acquired all of the issued and outstanding membership interests of Right Way Plumbing & Mechanical LLC (“Right Way”), headquartered in Florida, for a total preliminary purchase price of $65.0 million, which included $49.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Right Way operates in the Southeastern United States and provides plumbing installation and maintenance services. Right Way is included in our mechanical segment.

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

On February 1, 2024, we acquired all of the issued and outstanding membership interest of Summit Industrial Construction, LLC (“Summit”), headquartered in Houston, Texas, for a total purchase price of $359.8 million, which included $267.5 million of cash paid on the closing date, $35.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Summit is a specialty industrial contractor offering engineering, design-assist and turnkey, direct hire construction services of systems serving the advanced technology, power, and industrial sectors. As a result of the acquisition, Summit is a wholly owned subsidiary of the Company reported in our mechanical segment.

On February 1, 2024, we acquired all of the issued and outstanding shares of capital stock of J & S Mechanical Contractors, Inc. (“J&S”), headquartered in West Jordan, Utah, for a total purchase price of $120.6 million, which included $100.0 million of cash paid on the closing date, $10.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. J&S provides mechanical construction services to commercial and industrial sectors, specializing in data center HVAC systems and hospital medical gas systems. As a result of the acquisition, J&S is a wholly owned subsidiary of the Company reported in our mechanical segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2023	$393,276	$273,558	$666,834
Acquisitions and purchase price adjustments (See Note 5)	208,236	200	208,436
Balance at December 31, 2024	601,512	273,758	875,270
Acquisitions and purchase price adjustments (See Note 5)	52,898	—	52,898
Balance at September 30, 2025	$654,410	$273,758	$928,168

Identifiable Intangible Assets, Net

At September 30, 2025, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2025 (remainder of the year)	$16,828
2026	63,573
2027	59,706
2028	57,353
2029	51,086
Thereafter	183,375
Total	$431,921

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Revolving credit facility	$100,000	$—
Notes to former owners	35,325	67,593
Other debt	673	742
Total debt	135,998	68,335
Less—current portion	(4,676)	(6,042)
Total long-term portion of debt	$131,322	$62,293

At September 30, 2025, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2025 (remainder of the year)	$22
2026	6,180
2027	24,229
2028	5,022
2029	545
2030	100,000
$135,998

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2025, we had $100.0 million of outstanding borrowings on the revolving credit facility, $83.2 million in letters of credit outstanding and $916.8 million of credit available.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end for the four fiscal quarters then ended. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as consolidated net income for the four fiscal quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock or equity compensation; and (e) other non-cash charges, in each case calculated on a pro forma basis for acquisitions or dispositions during such measurement period. The Facility’s principal financial covenants include:

Net Leverage Ratio—The Facility requires that the ratio of (a) our Consolidated Total Indebtedness (as defined in the Facility) minus unrestricted cash and cash equivalents up to $100,000,000, to (b) our Credit Facility Adjusted EBITDA not exceed 3.50 to 1.00 as of the end of each fiscal quarter; provided that, for the first four fiscal quarters ending after a material acquisition, such maximum Net Leverage Ratio steps up to 4.00 to 1.00.

Interest Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA to (b) consolidated interest expense, defined as all interest paid or accrued on indebtedness during the period excluding amortization of debt incurrence expenses, original issue discount, and mark-to-market interest expense, be at least 3.00 to 1.00.

Other Restrictions—The Facility (a) permits unlimited acquisitions when our Net Leverage Ratio is less than or equal to 3.25 to 1.00; or 3.75 to 1.00 for the first four fiscal quarters ending after a material acquisition, (b) expands certain baskets for permitted indebtedness and liens, and (c) permits unlimited distributions, stock repurchases, and investments when the Net Leverage Ratio is less than or equal to 2.75 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s Net Leverage Ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted.

We were in compliance with all of our financial covenants as of September 30, 2025.

Interest Rates and Fees

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. Under the Base Rate Loan option, the interest rate is determined based on the highest of (a) the Federal Funds Rate (as defined in the Facility) plus 0.50%, (b) the prime lending rate established by Wells Fargo Bank, National Association from time to time, and (c) the one-month Term SOFR (as defined in the Facility) plus 1.00%. Under the SOFR Loan option, the interest rate is determined based on Term SOFR for a one, three, or six-month tenor at our election. Additional margins are then added to these two rates. The additional margins are determined based on our Net Leverage Ratio.

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of September 30, 2025 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	4.59%
Wells Fargo Bank, National Association Prime Rate	7.25%
One-month SOFR plus 1.00%	5.31%
SOFR Loan Option:
One-month SOFR	4.31%
Three-month SOFR	4.35%
Six-month SOFR	4.37%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.4% as of September 30, 2025. There were no outstanding borrowings on the revolving credit facility as of December 31, 2024.

Notes to Former Owners

We have outstanding notes to the former owners of acquired companies. Together, these notes had an outstanding balance of $35.3 million as of September 30, 2025. On September 30, 2025, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2025	Interest Rates
2026	$6,125	2.5 - 5.5%
2027	24,200	4.0 - 5.5%
2028	5,000	5.5%
Total	$35,325

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $40.8 million and $26.4 million for the three months ended September 30, 2025 and 2024, respectively. Variable lease expense and short-term lease expense aggregated to $93.9 million and $67.1 million in the first nine months of 2025 and 2024, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average discount rate for our operating leases as of both September 30, 2025 and December 31, 2024 was 6.1%. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended September 30, 2025 and 2024 was $53.1 million and $37.1 million, respectively. Operating lease expense for the nine months ended September 30, 2025 and 2024 was $128.3 million and $98.6 million, respectively.

The lease terms generally range from 3 to 15 years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted-average remaining lease term for our operating leases was 11.3 years at September 30, 2025 and 10.9 years at December 31, 2024.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended September 30, 2025 and 2024 was approximately $2.5 million and $2.4 million, respectively. Rent paid to related parties for the nine months ended September 30, 2025 and 2024 was approximately $7.5 million and $7.1 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$274,697	$229,106
Operating lease liabilities:
Other current liabilities	$29,681	$28,158
Long-term operating lease liabilities	258,056	212,107
Total operating lease liabilities	$287,737	$240,265

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2025 (excluding the nine months ended September 30, 2025)	$12,100
2026	44,830
2027	40,571
2028	36,658
2029	33,013
Thereafter	242,264
Total lease payments	409,436
Less—present value discount	(121,699)
Present value of operating lease liabilities	$287,737

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$10,658	$10,061	$31,960	$29,377
Operating lease right-of-use assets obtained in exchange for lease liabilities	$55,834	$6,657	$68,126	$41,989

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

As of September 30, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

10. Stockholders’ Equity

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, restricted stock, restricted stock units and performance stock units. The vesting of contingently issuable performance stock units is based on the achievement of certain earnings per share targets and total shareholder return. These shares are considered contingently issuable shares for purposes of calculating diluted earnings per share. These shares are not included in the diluted earnings per share denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

Unvested restricted stock, restricted stock units and performance stock units are included in diluted earnings per share, weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units and performance stock units are included in basic earnings per share weighted outstanding from the vesting date.

The number of anti-dilutive stock-based awards excluded from the calculation of diluted EPS was less than 0.1 million for the three and nine months ended September 30, 2025 and 2024.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Common shares outstanding, end of period	35,272	35,593	35,272	35,593
Effect of using weighted-average common shares outstanding	35	76	107	125
Shares used in computing earnings per share—basic	35,307	35,669	35,379	35,718
Effect of shares issuable under stock option plans based on the treasury stock method	12	30	20	30
Effect of restricted and contingently issuable shares	46	56	46	56
Shares used in computing earnings per share—diluted	35,365	35,755	35,445	35,804

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of September 30, 2025, we have repurchased a cumulative total of 10.8 million shares at an average price of $42.04 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2025, we repurchased 0.3 million shares for approximately $125.4 million, inclusive of the applicable excise tax, at an average price of $363.15 per share.

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

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at September 30, 2025	$3,689,895	$1,184,210	$903,746	$5,777,851
Total assets at December 31, 2024	$3,162,677	$985,006	$563,405	$4,711,088

	Three Months Ended September 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,810,462	$640,507	$—	$2,450,969
Cost of services	1,370,687	472,411	—	1,843,098
Gross profit	439,775	168,096	—	607,871
Selling, general and administrative expenses	152,442	60,021	17,116	229,579
Gain on sale of assets	(418)	(164)	—	(582)
Operating income (loss)	$287,751	$108,239	$(17,116)	$378,874

Amortization of identifiable intangible assets	$14,001	$5,525	$—	$19,526
Depreciation expense	$13,048	$2,600	$400	$16,048
Capital expenditures	$28,881	$5,787	$664	$35,332

	Three Months Ended September 30, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,438,617	$373,749	$—	$1,812,366
Cost of services	1,146,245	284,407	—	1,430,652
Gross profit	292,372	89,342	—	381,714
Selling, general and administrative expenses	127,591	39,612	12,974	180,177
Gain on sale of assets	(675)	(672)	—	(1,347)
Operating income (loss)	$165,456	$50,402	$(12,974)	$202,884

Amortization of identifiable intangible assets	$18,896	$5,525	$—	$24,421
Depreciation expense	$10,170	$1,877	$286	$12,333
Capital expenditures	$18,234	$3,506	$319	$22,059

	Nine Months Ended September 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$4,851,349	$1,604,225	$—	$6,455,574
Cost of services	3,732,449	1,201,941	—	4,934,390
Gross profit	1,118,900	402,284	—	1,521,184
Selling, general and administrative expenses	421,786	159,302	53,831	634,919
Gain on sale of assets	(1,141)	(439)	—	(1,580)
Operating income (loss)	$698,255	$243,421	$(53,831)	$887,845

Amortization of identifiable intangible assets	$42,857	$16,575	$—	$59,432
Depreciation expense	$36,545	$7,361	$1,008	$44,914
Capital expenditures	$72,179	$15,419	$1,215	$88,813

	Nine Months Ended September 30, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$4,075,305	$1,084,367	$—	$5,159,672
Cost of services	3,286,249	830,750	—	4,116,999
Gross profit	789,056	253,617	—	1,042,673
Selling, general and administrative expenses	363,201	114,630	44,606	522,437
Gain on sale of assets	(1,605)	(1,173)	—	(2,778)
Operating income (loss)	$427,460	$140,160	$(44,606)	$523,014

Amortization of identifiable intangible assets	$58,355	$16,869	$—	$75,224
Depreciation expense	$29,103	$5,401	$873	$35,377
Capital expenditures	$56,403	$11,778	$2,214	$70,395

12. Subsequent Events

On October 1, 2025, we acquired all of the issued and outstanding equity of Feyen Zylstra Holdings, LLC (“Feyen Zylstra”). Feyen Zylstra is headquartered in Grand Rapids, Michigan, and is a full-service electrical contractor offering electrical design, installation, and maintenance services primarily to the industrial, technology, and healthcare sectors. Initially, we expect this acquisition to contribute annual revenues of approximately $150 million to $175 million. Feyen Zylstra will be included in our electrical segment.

On October 1, 2025, we acquired all of the issued and outstanding equity of Meisner Electric, Inc. (“Meisner”). Meisner is headquartered in Boca Raton, Florida, and is a full-service commercial electrical contractor offering greenfield construction services and electrical design, installation, and renovation services primarily to the healthcare, commercial, and government sectors. Initially, we expect this acquisition to contribute annual revenues of approximately $50 million to $65 million. Meisner will be included in our electrical segment.

Due to the timing of these two acquisitions, the initial accounting for them is not completed yet. As such, we are not able to disclose certain information relating to these acquisitions, including their preliminary purchase price. We expect to complete the initial accounting for these acquisitions during the fourth quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of applicable securities laws and regulations. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” “our,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Nature and Economics of Our Business

In our mechanical business segment, customers hire us to ensure heating, ventilation and air conditioning (“HVAC”) systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting.

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

Approximately 92.4% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of September 30, 2025, we had 8,974 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $2.4 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $19.38 billion of aggregate contract value as of September 30, 2025, or approximately 92% of a total contract value for all projects in progress, totaling $21.17 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of September 30, 2025, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $2 million	7,427	$1,788.2
$2 million - $10 million	1,119	4,391.6
$10 million - $20 million	180	2,545.4
$20 million - $40 million	146	4,128.6
Greater than $40 million	102	8,312.4
Total	8,974	$21,166.2

In addition to project work, approximately 7.6% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain 30- to 60-day cancellation notice periods.

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

Operating Environment and Management Emphasis

Following the impacts of the global pandemic during 2020 and 2021, we experienced increasing demand in 2022, 2023 and 2024. We currently expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels for the remainder of 2025 and for 2026. While the impacts from the supply chain shortages have improved, we continue to experience increased labor costs and delays in delivery of certain materials and equipment. We anticipate that constraints and delays in our supply chain will persist, as well as pressure on cost and availability, especially for skilled labor, will continue over the next several quarters.

We have a credit facility in place with terms we believe are favorable that does not expire until October 2030. As of September 30, 2025, we had $916.8 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last 26 calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended September 30, 2025, to the items that we disclosed as our "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2024. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2 “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenue	$2,450,969	100.0%	$1,812,366	100.0%	$6,455,574	100.0%	$5,159,672	100.0%
Cost of services	1,843,098	75.2%	1,430,652	78.9%	4,934,390	76.4%	4,116,999	79.8%
Gross profit	607,871	24.8%	381,714	21.1%	1,521,184	23.6%	1,042,673	20.2%
Selling, general and administrative expenses	229,579	9.4%	180,177	9.9%	634,919	9.8%	522,437	10.1%
Gain on sale of assets	(582)	—	(1,347)	(0.1)%	(1,580)	—	(2,778)	(0.1)%
Operating income	378,874	15.5%	202,884	11.2%	887,845	13.8%	523,014	10.1%
Interest income	6,381	0.3%	3,825	0.2%	13,467	0.2%	6,692	0.1%
Interest expense	(2,974)	(0.1)%	(1,730)	(0.1)%	(6,198)	(0.1)%	(5,072)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(12,103)	(0.5)%	(17,254)	(1.0)%	(19,934)	(0.3)%	(44,434)	(0.9)%
Other income (expense)	280	—	87	—	(226)	—	323	—
Income before income taxes	370,458	15.1%	187,812	10.4%	874,954	13.6%	480,523	9.3%
Provision for income taxes	78,843		41,577		183,202		103,960
Net income	$291,615	11.9%	$146,235	8.1%	$691,752	10.7%	$376,563	7.3%

We had 47 operating locations as of December 31, 2024. In the first quarter of 2025, we completed the acquisition of Century Contractors, LLC (“Century”), which reports as a separate operating location. In the second quarter of 2025, we combined two operating locations into one. Additionally, we completed the acquisition of Right Way Plumbing & Mechanical LLC (“Right Way”), which reports as a separate operating location. We had 48 operating locations as of September 30, 2025. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2025 to 2024, as described below, excludes Right Way, which was acquired May 1, 2025, Century, which was acquired on January 1, 2025, one month of results for Summit Industrial Construction, LLC (“Summit”), which was acquired on February 1, 2024, and one month of results for J & S Mechanical Contractors, Inc. (“J&S”), which was acquired on February 1, 2024. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the third quarter of 2025 increased $638.6 million, or 35.2%, to $2.45 billion compared to the same period in 2024. The increase included a 33.3% increase in revenue related to same-store activity and a 1.9% increase related to the Right Way and Century acquisitions. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
Revenue:
Mechanical Segment	$1,810,462	73.9%	$1,438,617	79.4%
Electrical Segment	640,507	26.1%	373,749	20.6%
Total	$2,450,969	100.0%	$1,812,366	100.0%

Revenue for our mechanical segment increased $371.8 million, or 25.8%, to $1.81 billion for the third quarter of 2025 compared to the same period in 2024. Of this increase, $35.2 million resulted from the acquisitions of Right Way and Century, and $336.6 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our North Carolina operations ($75.7 million), our Texas modular operation ($63.3 million) and one of our Texas operations ($62.2 million).

Revenue for our electrical segment increased $266.8 million, or 71.4%, to $640.5 million for the third quarter of 2025 compared to the same period in 2024. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($200.3 million).

Revenue for the first nine months of 2025 increased $1.30 billion, or 25.1%, to $6.46 billion compared to the same period in 2024. The increase included a 22.8% increase in revenue related to same-store activity and a 2.3% increase related to the acquisitions of Right Way, Century, Summit and J&S. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Nine Months Ended September 30,
	2025		2024
Revenue:
Mechanical Segment	$4,851,349	75.1%	$4,075,305	79.0%
Electrical Segment	1,604,225	24.9%	1,084,367	21.0%
Total	$6,455,574	100.0%	$5,159,672	100.0%

Revenue for our mechanical segment increased $776.0 million, or 19.0%, to $4.85 billion for the first nine months of 2025 compared to the same period in 2024. Of this increase, $119.0 million resulted from the acquisitions of Right Way, Century, Summit and J&S, and $657.0 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our North Carolina operations ($184.8 million), our Texas modular operation ($126.1 million) and one of our Virginia operations ($113.3 million).

Revenue for our electrical segment increased $519.9 million, or 47.9%, to $1.60 billion for the first nine months of 2025 compared to the same period in 2024. The increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($432.5 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	September 30, 2025		December 31, 2024		September 30, 2024
Backlog:
Mechanical Segment	$6,790,316	72.4%	$4,687,619	78.2%	$4,441,923	78.2%
Electrical Segment	2,586,522	27.6%	1,306,347	21.8%	1,238,858	21.8%
Total	$9,376,838	100.0%	$5,993,966	100.0%	$5,680,781	100.0%

Backlog as of September 30, 2025 was $9.38 billion, a 15.4% increase from June 30, 2025 backlog of $8.12 billion, and a 65.1% increase from September 30, 2024 backlog of $5.68 billion. The sequential backlog increase was primarily a result of increased project bookings in the technology sector at one of our Indiana operations ($546.3 million) and one of our Texas operations ($325.9 million). The year-over-year backlog increase included the acquisitions of Right Way ($129.8 million) and Century ($48.9 million), as well as a same-store increase of $3.52 billion, or 61.9%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings in the technology sector at one of our North Carolina operations ($985.2 million), one of our Indiana operations ($679.8 million), our Texas electrical operation ($667.1 million) and our Texas modular operation ($627.1 million).

Gross Profit—Gross profit increased $226.2 million, or 59.2%, to $607.9 million for the third quarter of 2025 as compared to the same period in 2024. The increase included a $4.6 million, or 1.2%, increase related to the Right Way and Century acquisitions, as well as a 58.0% increase in same-store activity. The same-store increase in gross profit was driven by both higher revenues in the current year as well as improved execution in our operations, including increased volumes at our Texas electrical operation ($47.0 million) and one of our Texas operations ($34.3 million). Additionally, we achieved improvements in project execution at one of our North Carolina operations ($37.4 million) and at another one of our Texas operations ($23.8 million). Our Texas modular operation achieved both higher volumes and improvements in project execution ($32.5 million). In the third quarter of 2025, we had favorable developments on certain large jobs including recognition of $15.5 million of previously unrecognized revenue as a customer emerged from bankruptcy. As a percentage of revenue, gross profit for the third quarter increased from 21.1% in 2024 to 24.8% in 2025, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Gross profit increased $478.5 million, or 45.9%, to $1.52 billion for the first nine months of 2025 as compared to the same period in 2024. The increase included a 1.8% increase related to the Right Way, Century, Summit and J&S acquisitions, as well as a 44.1% increase in same-store activity. The same-store increase in gross profit was driven by both higher revenues in the current year as well as improved execution in our operations, including increased volumes at our Texas electrical operation ($96.9 million). Additionally, we achieved improvements in project execution at our Texas modular operation ($85.3 million), one of our Texas operations ($56.6 million) and one of our North Carolina operations ($53.4 million). Another one of our Texas operations achieved both higher volumes and improvements in project execution ($50.5 million). In the third quarter of 2025, we had favorable developments on certain large jobs including recognition of $15.5 million of previously unrecognized revenue as a customer emerged from bankruptcy. As a percentage of revenue, gross profit for the nine-month period increased from 20.2% in 2024 to 23.6% in 2025, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $49.4 million, or 27.4%, to $229.6 million for the third quarter of 2025 as compared to 2024. On a same-store basis, excluding amortization expense, SG&A increased $44.8 million, or 27.0%. The same-store increase was primarily due to higher same-store revenue and increased compensation costs ($36.5 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $0.7 million during the period, primarily as a result of the Right Way and Century acquisitions. As a percentage of revenue, SG&A for the third quarter decreased from 9.9% in 2024 to 9.4% in 2025 due to leverage resulting from the increase in revenue.

SG&A increased $112.5 million, or 21.5%, to $634.9 million for the first nine months of 2025 as compared to 2024. On a same-store basis, excluding amortization expense, SG&A increased $99.7 million, or 20.7%. The same-store increase was primarily due to higher same-store revenue and increased compensation costs ($78.3 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $3.4 million during the period, primarily as a result of the Summit, J&S, Right Way and Century acquisitions. As a percentage of revenue, SG&A for the nine-month period decreased from 10.1% in 2024 to 9.8% in 2025 due to leverage resulting from the increase in revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
SG&A	$229,579	$180,177	$634,919	$522,437
Less: SG&A from companies acquired	(3,814)	—	(9,467)	—
Less: Amortization expense	(15,030)	(14,289)	(44,436)	(41,079)
Same-store SG&A, excluding amortization expense	$210,735	$165,888	$581,016	$481,358

Interest Income—Interest income increased $2.6 million, or 66.8%, to $6.4 million for the third quarter of 2025 as compared to the same period in 2024. Interest income increased $6.8 million, or 101.2%, to $13.5 million, for the first nine months of 2025 compared to the same period in 2024. The increase in interest income for the third quarter and the first nine months of 2025 was primarily due to an increase in our average cash balance compared to the prior year.

Interest Expense—Interest expense increased $1.2 million, or 71.9%, to $3.0 million for the third quarter of 2025 as compared to the same period in 2024. Interest expense increased $1.1 million, or 22.2%, to $6.2 million, for the first nine months of 2025 compared to the same period in 2024. The increase in interest expense for the third quarter and the first nine months of 2025 was due to an increase in our average outstanding debt balance compared to the prior year. Additionally, we expensed $0.3 million related to unamortized debt issuance costs for lenders who exited the credit facility in the August 2025 amendment.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the third quarter of 2025 decreased $5.2 million, or 29.9%, as compared to the same period in 2024. Expense from changes in the fair value of contingent earn-out obligations for the first nine months of 2025 decreased $24.5 million, or 55.1%, as compared to the same period in 2024. The decrease in earn-out expense for the third quarter and the first nine months of 2025 was primarily caused by lower expenses at J&S, as a result of them achieving their maximum cumulative earn-out target in the prior year. Additionally, we had lower expenses at Summit, driven by larger changes in their forecasted results in the prior year.

Provision for Income Taxes—Our provision for income taxes for the nine months ended September 30, 2025 was $183.2 million with an effective tax rate of 20.9% as compared to a provision for income taxes of $104.0 million with an effective tax rate of 21.6% for the same period in 2024. The effective tax rate for 2025 was slightly lower than the 21% federal statutory rate primarily due to a $24.2 million credit for increasing research activities (“R&D tax credit”) (2.8%) and recognizing $8.9 million of net interest income on our 2022 federal overpayment (1.0%), partially offset by $25.8 million of net state income taxes (3.0%) and $5.9 million of nontaxable or nondeductible items (0.7%). The effective tax rate for 2024 was slightly higher than the 21% federal statutory rate primarily due to $17.5 million of net state income taxes (3.6%) and $3.0 million of nontaxable or nondeductible items (0.6%), partially offset by a $17.4 million R&D tax credit (3.6%).

Outlook

We experienced strong ongoing demand in the first nine months of 2025, although we continue to experience increased labor costs and impacts from supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we anticipate continued solid earnings for the remainder of 2025 and we believe we are well positioned for continued success in 2026. Although we are preparing for a wide range of challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our manufacturing and technology customers, are likely to continue for the remainder of 2025 and 2026.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$717,816	$638,594
Investing activities	(235,996)	(304,020)
Financing activities	(171,236)	(124,141)
Net increase in cash and cash equivalents	$310,584	$210,433
Free cash flow:
Net cash provided by operating activities	$717,816	$638,594
Purchases of property and equipment	(88,813)	(70,395)
Proceeds from sales of property and equipment	3,152	3,611
Free cash flow	$632,155	$571,810

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

Net Cash Provided by Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects, which can be impacted by the weather, project delays or accelerations and other economic factors that may affect customer spending.

Net cash provided by operating activities was $717.8 million during the first nine months of 2025 compared to $638.6 million during the same period in 2024. The $79.2 million increase in net cash provided by operating activities was primarily driven by higher earnings before non-cash expenses such as amortization of intangible assets in the current year and a $484.3 million benefit from changes in billings in excess of costs and estimated earnings and deferred revenue driven by timing of customer billings and payments. These increases in cash were partially offset by a $518.5 million decrease in accounts payable and other current liabilities, as well as a $115.7 million increase in receivables, net. We made an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024, as a result of tax relief from the Internal Revenue Service due to Hurricane Beryl. In 2023, we filed our 2022 federal tax return requesting a refund of our $107.1 million overpayment, which was received in April 2025 and positively impacted our second quarter cashflows. Along with the refund, we received $11.3 million (or $8.9 million, net of tax) of interest income that reduced our provision for income taxes in the first quarter of 2025.

Net Cash Used in Investing Activities—During the first nine months of 2025, net cash used in investing activities was $236.0 million compared to $304.0 million during the same period in 2024. The $68.0 million decrease in net cash used in investing activities primarily related to a decrease in cash paid (net of cash acquired) for acquisitions in the current year compared to the same period in 2024.

Net Cash Used in Financing Activities—Net cash used in financing activities was $171.2 million for the first nine months of 2025 compared to $124.1 million during the same period in 2024. The $47.1 million increase in net cash used in financing activities was primarily due to an increase in share repurchases of $82.4 million and an increase in payments for contingent consideration related to acquisitions of $27.7 million in the current year compared to the same period in 2024. These increases were partially offset by higher net borrowings of debt in the current year compared to the same period in 2024.

Free Cash Flow—We define free cash flow as net cash provided by operating activities, less customary capital expenditures, plus the proceeds from asset sales. We believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating us. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles. Free cash flow may be defined differently by other companies.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of September 30, 2025, we have repurchased a cumulative total of 10.8 million shares at an average price of $42.04 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2025, we repurchased 0.3 million shares for approximately $125.4 million, inclusive of the applicable excise tax, at an average price of $363.15 per share.

Debt

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2025, we had $100.0 million of outstanding borrowings on the revolving credit facility, $83.2 million in letters of credit outstanding and $916.8 million of credit available.

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

As of September 30, 2025, we have $83.2 million in letter of credit commitments, of which $61.1 million will expire in 2025 and $22.1 million will expire in 2026. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end for the four fiscal quarters then ended. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as consolidated net income for the four fiscal quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock or equity compensation; and (e) other non-cash charges, in each case calculated on a pro forma basis for acquisitions or dispositions during such measurement period. The Facility’s principal financial covenants include:

Net Leverage Ratio—The Facility requires that the ratio of (a) our Consolidated Total Indebtedness (as defined in the Facility) minus unrestricted cash and cash equivalents up to $100,000,000, to (b) our Credit Facility Adjusted EBITDA not exceed 3.50 to 1.00 as of the end of each fiscal quarter; provided that, for the first four fiscal quarters ending after a material acquisition, such maximum Net Leverage Ratio steps up to 4.00 to 1.00.

Interest Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA to (b) consolidated interest expense, defined as all interest paid or accrued on indebtedness during the period excluding amortization of debt incurrence expenses, original issue discount, and mark-to-market interest expense, be at least 3.00 to 1.00.

Other Restrictions—The Facility (a) permits unlimited acquisitions when our Net Leverage Ratio is less than or equal to 3.25 to 1.00; or 3.75 to 1.00 for the first four fiscal quarters ending after a material acquisition, (b) expands certain baskets for permitted indebtedness and liens, and (c) permits unlimited distributions, stock repurchases, and investments when the Net Leverage Ratio is less than or equal to 2.75 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s Net Leverage Ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted.

We were in compliance with all of our financial covenants as of September 30, 2025.

Notes to Former Owners

We have outstanding notes to the former owners of acquired companies. Together, these notes had an outstanding balance of $35.3 million as of September 30, 2025. On September 30, 2025, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2025	Interest Rates
2026	$6,125	2.5 - 5.5%
2027	24,200	4.0 - 5.5%
2028	5,000	5.5%
Total	$35,325

Outlook

We have generated positive net free cash flow for the last 26 calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute forward-looking statements regarding our future business expectations, which are subject to applicable securities laws and regulations. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of the Company concerning future developments and their effect on the Company. While the Company’s management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates, and the Company’s actual results of operations, financial condition and liquidity, and the development of the industry in which the Company operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of our results or developments in subsequent periods. All comments concerning the Company’s expectations for future revenue and operating results are based on the Company’s forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions that could cause actual future results to differ materially from the Company’s historical experience and its present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the use of incorrect estimates for bidding a fixed-price contract; undertaking contractual commitments that exceed the Company’s labor resources; failing to perform contractual obligations efficiently enough to maintain profitability; national or regional weakness in construction activity and economic conditions; economic downturns in the markets where the Company operates; shortages of labor and specialty building materials or material increases to the cost thereof; financial difficulties affecting projects, vendors, customers, or subcontractors; unexpected adjustments or cancellations in our backlog resulting in the Company’s backlog failing to translate into actual revenue or profits; inflation, supply chain disruptions, and capital market volatility; the loss of significant customers; intense competition in the Company’s industry; risks associated with acquisitions, including the ability to successfully integrate those companies; impairment charges for goodwill and intangible assets; reductions or reversals of previously recorded revenue or profits as a result of the Company’s cost-to-cost input method of accounting; difficulties in the financial and surety markets; delays and/or defaults in customer payments; difficult work environment; worldwide political and economic uncertainties, including international conflicts and epidemics or pandemics; retention of key management and employees; the Company’s decentralized management structure; our ability to effectively manage our backlog and the size and cost of our operations; failure of third party subcontractors and suppliers to complete work as anticipated; difficulty in obtaining, or increased costs associated with, bonding and insurance; our ability to remain in compliance with covenants under our credit agreement, service our indebtedness, or fund our other liquidity needs; our inability to properly utilize our workforce; increases and uncertainty in health insurance costs; regulatory and legal risks, including adverse litigation results, failure to comply with laws and regulations; changes in United States trade policy, and tax-related risks; the imposition of past and future liability from environmental, safety, and health regulations including the inherent risk associated with self-insurance; an increase in our effective tax rate; a material information technology failure or a material cybersecurity breach; risks related to our common stock; failure or circumvention of our disclosure controls and procedures or internal control environment; our ability to manage growth and geographically-dispersed operations; extreme weather conditions (such as storms, droughts, extreme heat or cold, wildfires and floods), including as a result of climate change, and any resulting regulations or restrictions related thereto; force majeure events; deliberate, malicious acts, including terrorism and sabotage; findings of inadequate internal controls; changes in accounting rules and regulations; and other risks detailed in our reports filed with the SEC.

For additional information regarding known material factors that could cause the Company’s results to differ from its projected results, please see its filings with the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events, or otherwise, except as otherwise required by law.

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

We have exposure to changes in interest rates under our revolving credit facility. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.4% as of September 30, 2025.

There were no outstanding borrowings on the revolving credit facility as of December 31, 2024. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, the Board approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of September 30, 2025, we have repurchased a cumulative total of 10.8 million shares at an average price of $42.04 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2025, we repurchased 0.3 million shares for approximately $125.4 million, inclusive of the applicable excise tax, at an average price of $363.15 per share.

During the quarter ended September 30, 2025, we purchased shares of our common stock in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	—	$—	10,759,914	998,050
August 1 - August 31	5,080	$684.30	10,764,994	992,970
September 1 - September 30	13,875	$701.04	10,778,869	979,095
	18,955	$696.56	10,778,869	979,095

________________________________________

(1)	Purchased as part of a stock repurchase program announced on March 29, 2007, under which, since the inception of this program, 11.8 million shares have been approved for repurchase.

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

Item 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended September 30, 2025, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
10.1	Fourth Amended and Restated Credit Agreement dated as of August 27, 2025 by and among Comfort Systems USA, Inc., as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.1	September 2, 2025 Form 8-K
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

October 23, 2025	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 23, 2025	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 23, 2025	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer