Form 10-K
period 2025-12-31
COMFORT SYSTEMS USA INC
filed 2026-02-19
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13011

Comfort Systems USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0526487 (I.R.S. Employer Identification No.)

9753 Katy Freeway

Suite 700

Houston, Texas 77024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2025 was approximately $18.64 billion, based on the $536.21 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2025.

As of February 13, 2026, 35,174,967 shares of the registrant’s common stock were outstanding (excluding treasury shares of 5,948,398).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2025.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements regarding our future business expectations, which are subject to applicable securities laws and regulations. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of the Company concerning future developments and their effect on the Company. While the Company’s management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates, and the Company’s actual results of operations, financial condition and liquidity, and the development of the industry in which the Company operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of our results or developments in subsequent periods. All comments concerning the Company’s expectations for future revenue and operating results are based on the Company’s forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions that could cause actual future results to differ materially from the Company’s historical experience and its present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the use of incorrect estimates for bidding a fixed-price contract; undertaking contractual commitments that exceed the Company’s labor resources; failing to perform contractual obligations efficiently enough to maintain profitability; national or regional weakness in construction activity and economic conditions; economic downturns in the markets where the Company operates; shortages of labor and specialty building materials or material increases to the cost thereof; financial difficulties affecting projects, vendors, customers, or subcontractors; unexpected adjustments or cancellations in our backlog resulting in the Company’s backlog failing to translate into actual revenue or profits; inflation, supply chain disruptions, and capital market volatility; the loss of significant customers; intense competition in the Company’s industry; risks associated with acquisitions, including the ability to successfully integrate those companies; impairment charges for goodwill and intangible assets; reductions or reversals of previously recorded revenue or profits as a result of the Company’s cost-to-cost input method of accounting; difficulties in the financial and surety markets; delays and/or defaults in customer payments; difficult work environment; worldwide political and economic uncertainties, including international conflicts and epidemics or pandemics; attraction and retention of key management and employees; the Company’s decentralized management structure; our ability to effectively manage our backlog and the size and cost of our operations; failure of third party subcontractors and suppliers to complete work as anticipated; difficulty in obtaining, or increased costs associated with, bonding and insurance; our ability to remain in compliance with covenants under our credit agreement, service our indebtedness, or fund our other liquidity needs; our inability to properly utilize our workforce; increases and uncertainty in insurance costs; regulatory and legal risks, including adverse litigation results, failure to comply with laws and regulations; changes in United States trade policy, and tax-related risks; the imposition of past and future liability from environmental, safety, and health regulations including the inherent risk associated with self-insurance; an increase in our effective tax rate; a material information technology failure or a material cybersecurity breach; risks related to our common stock; failure or circumvention of our disclosure controls and procedures or internal control environment; our ability to manage growth and geographically-dispersed operations; severe weather conditions (such as storms, droughts, extreme heat or cold, wildfires and floods), including as a result of climate change, and any resulting regulations or restrictions related thereto; force majeure events; deliberate, malicious acts, including terrorism and sabotage; findings of inadequate internal controls; changes in accounting rules and regulations; and other risks detailed in our reports filed with the Securities and Exchange Commission (the “SEC”).

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

PART I

The terms “Comfort Systems,” “we,” “us,” “our,” or “the Company” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide mechanical and electrical contracting services. Our mechanical segment principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems through our 50 operating units with 190 locations in 142 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional MEP markets and perform most of our services in manufacturing, healthcare, education, office, technology, retail and government facilities. Substantially all of our consolidated 2025 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 63.2% of our revenue was attributable to installation services in newly constructed facilities and 36.8% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2025 revenue was derived from the following service industries:

Percentage of
Service Activity	Revenue
Mechanical Services	73.3%
Electrical Services	26.7%
Total	100.0%

Industry Overview

We believe that commercial, industrial, and institutional mechanical and electrical contracting generate annual revenue in the United States of approximately $700 billion. Mechanical and electrical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption, carbon footprint, and operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities frequently have poor air quality and provide less comfortable environments, and older HVAC systems result in significantly higher energy consumption than modern systems. As electrical systems age, they require service and replacement, and changing building configurations and technological power load requirements lead to the need to reconfigure and improve electrical systems in buildings on a regular basis.

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

Our industry can be broadly divided into two categories:

●	construction of and installation in new buildings, which provided approximately 63.2% of our revenue in 2025, and
●	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 36.8% of our 2025 revenue.

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

Maintenance, Repair and Replacement Services—The Company’s services further include maintaining, repairing, replacing, reconfiguring and monitoring previously installed systems and building automation controls. The growth and aging of the installed base of MEP and related systems, changing requirements due to increasing technology deployment and the demand for more efficient systems and more capable building automation controls have fueled growth in these services. The increasing complexity of these systems leads many commercial, industrial and institutional building owners and property managers to outsource maintenance and repair, often through service agreements with service providers. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors that are crucial to energy efficient operations. These systems require specialized training to install, maintain and repair. We believe that the work we perform to enhance and upgrade systems and controls helps Comfort Systems to optimize energy use and fundamentally reduce our nation’s carbon footprint.

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

Maintain a Diverse Customer, Geographic, and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2025 by end-use sector was as follows:

Technology	45.0%
Manufacturing	22.1%
Healthcare	8.9%
Education	7.3%
Government	5.0%
Office Buildings	5.0%
Retail, Restaurants and Entertainment	3.7%
Multi-Family and Residential	1.4%
Other	1.6%
Total	100.0%

Approximately 92.7% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2025, we had 8,427 projects in process with an aggregate contract value of approximately $24.17 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $2.9 million. This average project size, when taken together with the approximately 7.3% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector.

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

Excel at Modular and Off-Site Construction—We believe that modular and off-site construction – the ability to build superior quality plants and systems away from the construction site – has become increasingly important in complex construction projects. Accordingly, we have invested in that capability through acquisitions, and after acquisition we have further invested in improving and growing that service offering. This has led to meaningful growth in our ability to provide this expertise. Through development and acquisitions, we plan to continue to improve our unmatched capability in mechanical off-site or modular construction.

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

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 63.2% of our consolidated 2025 revenue, involves the design, engineering, integration, installation and start-up of MEP and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and to optimize energy efficiency of the MEP systems that best suit the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate ductwork, conduit and piping and assemble certain components for the system based on the mechanical drawing specifications. Finally, we install the systems at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $2.9 million. We also perform larger project work, with 1,668 contracts in progress as of December 31, 2025 with contract prices in excess of $2 million. Our largest project in progress as of December 31, 2025 had a contract price of $496.9 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur costs on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 36.8% of our consolidated 2025 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Optimal maintenance is crucial to energy efficient operations. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include 30- to 60-day cancellation notice periods. We also provide remote monitoring of power usage, temperature, pressure, humidity and air flow for MEP and other building systems.

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

The mechanical and electrical contracting industries are also subject to seasonal variations. The demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for our services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, we expect our revenue and operating results will generally be lower in the first calendar quarter.

Sales and Marketing

We have a diverse customer base, with our top customer representing 12.8% of consolidated 2025 revenue. Our largest customer can change from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Human Capital Resources

Employees—As of December 31, 2025, we had approximately 22,700 employees as compared to approximately 18,300 employees as of December 31, 2024. We have collective bargaining agreements covering 9 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

Culture and Core Values—Our values define, inform, and guide the way we operate both within the Company and in the communities where we do business. Our core values are to be safe; be honest; be respectful; be innovative; and be collaborative. These values set the foundation for our Code of Conduct, which applies to all employees, officers, and directors of the Comfort Systems family of companies. The Code of Conduct is regularly reinforced to the Company’s employees and management through periodic ethics, equal opportunity employment, and anti-corruption training. In addition, certain business partners, such as consultants, agents, suppliers, contractors, and other third parties, serve as an extension of the Company. They are expected to follow the spirit of our Code of Conduct, all applicable laws, and any applicable contractual provisions when working on our behalf.

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

Safety—We have established comprehensive safety programs throughout our operations to ensure that our employees comply with safety standards we have established and that are established under federal, state, and local laws and regulations. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Additionally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 0.93 during 2025.

Diversity and Inclusion—We are an equal opportunity employer, and we welcome and celebrate our teams’ differences, experiences, and beliefs. We expect all employees to be treated with dignity and respect in an environment free from discrimination and harassment regardless of race, color, religion, sex, sexual orientation, gender identity or expression, national origin, age, disability, veteran status, genetic information, or any other protected class. We believe that diversity is a competitive advantage that strengthens our workforce and helps drive growth and innovation. Our Board of Directors (the “Board”) and Board committees provide oversight on certain human capital matters, including our diversity and inclusion strategy.

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

We typically warrant labor for the first year after installation on new MEP systems that we build and install, and we pass through to the customer manufacturers’ warranties on equipment. We generally warrant labor for 30 days after servicing existing MEP systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

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

In 2025, we continued our efforts to adhere to voluntary reporting standards by (i) submitting to CDP (formerly the Carbon Disclosure Project), wherein, among other things, we disclosed the results of our annual greenhouse gas emissions inventory, and (ii) publishing our 2024 sustainability report, which followed the Task Force on Climate-related Financial Disclosures and the Sustainability Accounting Standard Board’s standards for the Engineering and Construction Services industry and the Global Reporting Initiative Standards: Core option. Further, we have published a number of policies and guidelines related to environmental, social and governance matters, including: a Supplier Diversity Policy, a Supplier Code of Conduct, an Environmental Policy and a Labor & Human Rights Policy.

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

ITEM 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. You should carefully consider the risks described below, together with all other information included in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” sections. Our business, financial condition, results of operations and cash flows could be adversely affected by the occurrence of any of these events, which could cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Risks Related to Our Business

Economic downturns in the markets in which we operate may materially and adversely affect our business because our business is dependent on levels of construction activity.

The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project’s lifecycle. We experience the results of economic trends well after an economic cycle begins and therefore have generally continued to experience the results of an economic recession well after conditions in the general economy have improved.

The industries and markets in which we operate have been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can increase our liability exposure and result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, we will likely incur additional attorneys’ fees and other professional consultant fees and expenses in connection with pursuing payment in such bankruptcy proceedings, and such increased expenses will likely result in decreased revenue and profit. Additionally, because 5.0% of our revenue for the year ended December 31, 2025 was attributable to projects in the government sector, a reduction in federal, state, or local government spending in our industries and markets could have an adverse effect on our business, financial condition, results of operations and cash flows.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our contract prices are established largely based on estimates and assumptions regarding our projected costs, including assumptions about: future economic conditions; prices, including commodity prices and inflation; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur, and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers or subcontractors may fail to perform as expected or site conditions may be different than we expected. Further, rising inflation may result in higher costs for labor and materials needed to complete our contracts, and we may be unable to pass these heightened costs to our customers. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases, we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

Our backlog is subject to unexpected adjustments and cancellations, which means that amounts included in our backlog may not result in actual revenue or translate into profits.

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Our backlog as of December 31, 2025 was $11.94 billion. The predictive value of backlog information is limited to indications of general revenue direction over the near term, and we cannot guarantee that the revenue projected from our backlog will be realized or, if realized, will be profitable. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Such changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of one or a few customers could adversely affect our business, financial condition, results of operations and cash flows.

A limited number of customers have in the past and may in the future account for a significant portion of our revenue. For example, in 2025, one customer represented approximately 12.8% of our consolidated revenue. Although we have long - standing relationships with many of our significant customers and believe that our portfolio of customers is reasonably diverse, one or more of our significant customers may reduce, fail to renew, or terminate their contracts with us in the future. A loss of business from a significant customer, or a number of significant customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Rising inflation, interest rate volatility and an economic recession or downturn may have an adverse effect on our business, financial condition, results of operations, and cash flows.

The global economy has recently experienced high rates of inflation, which increased our costs for labor, materials, utilities and other goods and services. In order to combat inflation, the U.S. Federal Reserve raised interest rates multiple times in recent years and may do so again in 2026 (or may slow any rate reductions from what the market currently anticipates). Economic factors, including inflation and interest rate volatility, may have a negative impact on our business. For instance, we have exposure to changes in interest rates under our revolving credit facility, and as interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. The cost of our materials, labor, utilities and other goods and services may continue to rise as a result of inflation and interest rate hikes, and we may not be able to offset such higher costs through price increases. Further, there are concerns that the United States economy could experience a recession. As a result, these conditions have, and they or any similar future conditions may continue to have, an adverse effect on our business, financial condition, results of operations and cash flows.

Intense competition in our industry could reduce our market share and our profit.

The markets we serve are highly fragmented and competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to continue in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers because some of our customers have employees who perform service work similar to the services we provide. Vertical consolidation could also contribute to competition in our industry. Moreover, if we do not employ new technologies as quickly or efficiently as our competitors, or if our competitors develop or utilize more cost-effective or customer-preferred technologies (such as data analytics, artificial intelligence and other new and emerging technologies) that give them a competitive advantage in the proposal bidding and selection process, it could have a material adverse effect on our ability to win and retain business from customers. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.

Our recent and future acquisitions may not be successful.

We expect to continue to pursue selective acquisitions of businesses. We cannot guarantee that we will be able to identify acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings or disrupt the payment of a stockholder dividend. To the extent we make acquisitions, a number of risks will result, including:

●	the assumption of material liabilities (including for environmental-related costs);
●	failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
●	the diversion of management’s attention from the management of daily operations to the integration of operations;
●	difficulties in the assimilation and retention of employees, in the assimilation of different cultures and practices, in the assimilation of broad and geographically dispersed personnel and operations, and the retention of employees generally;

●	the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls; and
●	we may not be able to realize the cost savings, other financial benefits or synergies we anticipated prior to the acquisition.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Recent labor shortages may also lead to higher wages for employees and higher costs to purchase the services of third parties. Increases in labor costs, such as increases in minimum wage requirements, wage inflation and/or increased overtime, reduce our profitability and that of our customers. Increases in such labor costs for a prolonged period of time could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

We carry a significant amount of goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. We have determined in the past and may again determine in the future that a significant impairment has occurred in the value of our unamortized intangible assets, which could require us to write off a portion of our assets and could have an adverse effect on our financial condition and results of operations.

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

In the past we have been required to increase, and it is possible we will in the future be required to increase, the number and percentage of total contract dollars for which we utilize an underlying surety bond. Historically, surety market conditions have experienced times of volatility as a result of significant losses incurred by many surety companies and the results of macroeconomic trends outside of our control, such as volatility in the capital markets and the possibility of an extended economic downturn or recession. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. If we are unable to maintain a sufficient level of bonding capacity in the future, it could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project to which we have devoted resources, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be affected by the work environment.

We may need to perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed and sites that may have been exposed to harsh and hazardous conditions and outbreaks of infectious disease. Extreme weather conditions (such as storms, droughts, extreme heat or cold, wildfires and floods) may limit the availability of resources, increase our costs, or may cause projects to be delayed or cancelled. To the extent climate change results in an increase in extreme weather events and adverse weather conditions, the likelihood of a negative impact on our results of operations may increase. If we are unable to manage the conditions required for certain of our jobs, including the availability of sufficient labor, adherence to environmental, health and safety or other standards, and adequately addressing harsh or hazardous conditions, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

We are susceptible to adverse weather conditions, which may harm our business and financial results.

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. Moreover, our business may be adversely affected by severe weather in areas where we have significant operations, which could have a material adverse effect on our financial condition, results of operations, and cash flows. Repercussions of severe weather conditions may include:

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

Evolving legislation, foreign and domestic policy, regulation or other restrictions related to climate change could negatively impact our operations or our customers’ operations. Diverging concerns about climate change and other environmental issues may result in varying environmental regulations and restrictions on our operations. Operating in a number of jurisdictions could make our compliance with laws relating to climate change rules more complex and expensive and potentially expose us to greater levels of legal risks associated with our compliance. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the federal, state, or local regulatory agencies, could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash flows. Our failure to comply with any applicable laws could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Continuing worldwide political and economic uncertainties may adversely affect our business, financial condition, results of operations, and cash flows.

The last several years have been marked by worldwide political and economic uncertainty resulting from a number of factors, including decreased consumer confidence, the effects of international conflicts such as the wars between Russia and Ukraine and unrest in the Middle East, supply chain disruptions, tariffs, rising energy costs and inflation. This uncertainty has made (and may continue to make) it extremely difficult for our customers, vendors and us to accurately forecast and plan future business activities, and could lead to constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing political and economic instability has caused (and could continue to cause) supply chain disruptions and volatility in the capital markets, which may increase our costs of capital and limit our ability to access the capital markets at a time when we would like, or need, to raise capital. These conditions could have a material adverse effect on our business, financial conditions, results of operation and cash flows.

Risks Related to Our Operations

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently, which could reduce our profitability.

Our business is labor intensive, and many of our operations experience a high rate of employee turnover. At times of low unemployment rates in the United States, it is typically more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, including the recent U.S. labor shortage, increased labor costs or the loss of key personnel could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, our relationships with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

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

We believe that our practice of placing significant decision-making power with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business than we would under a more centralized structure or that we would be slower to identify a misalignment between the overall business strategy of the Company and any of our subsidiaries. Further, if a subsidiary fails to follow the Company’s compliance policies, we could be made party to a contract, arrangement or situation that requires the assumption of large liabilities or has less advantageous terms than is typically found in the market.

If we do not effectively manage our backlog and the size and cost of our operations, our existing infrastructure may become either strained or over-burdensome, and we may be unable to increase or sustain revenue growth.

The growth that we have experienced in the past, that we are currently experiencing, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and our operations. Growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced in the past severe constriction in the markets in which we operate and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure during a particular economic cycle may result in our incurring costs that affect our profitability or failing to be prepared for unprecedented growth. If our business resources become strained or over-burdensome, our earnings may be adversely affected, and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor, managerial or other resources, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and cause material reputational or other harm.

Information technology system failures, network disruptions or cybersecurity breaches could adversely affect our business.

We use and rely significantly on sophisticated information technology systems and infrastructure, including computer systems, hardware, software, technology and online sites and networks (collectively, “IT Systems”), in conducting our day-to-day operations, providing services to certain customers and protecting sensitive Company information. We own and manage some of these IT Systems but also rely on third-party software and information technology, including but not limited to cloud computing services, for certain of our critical accounting, project management and financial information systems. We and certain of our third-party providers collect and retain information about our customers, stockholders, vendors and employees, including information about individuals, as well as proprietary information belonging to our business (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error (including the misuse of artificial intelligence tools by our employees), and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at the Company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT Systems and/or Confidential Information as well.

Moreover, cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence to engage in automated, targeted, and coordinated attacks—that circumvent security controls, evade detection and remove forensic evidence. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.

IT Systems failures could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions or the loss of Confidential Information. We have in the past experienced system interruptions and delays and expect that such interruptions and delays may occur in the future, given the increasing diversity and sophistication of cybersecurity threats. In addition, our IT Systems could be damaged or interrupted by natural disasters, power loss, or telecommunications failures. These events could impact our customers, employees and reputation and lead to financial losses from remediation actions, loss of business or access to our business data, potential liability or an increase in expenses, all of which may have a material adverse effect on our business. Similar risks could affect our customers and vendors, indirectly affecting us.

We also periodically evaluate the need to upgrade or replace our IT Systems to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our IT Systems and information technology capabilities. The implementation of new IT Systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, or causing delays or difficulties in transitioning to new IT Systems. In addition, our IT Systems implementations may not result in productivity improvements at the levels anticipated. IT Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have an adverse effect on our business. Any failure by us or our third party vendors to maintain the security, proper function and availability of our IT Systems or Confidential Information could result in financial losses, interrupt our operations, damage to our reputation, cause us to be in default of material contracts and subject us to liability claims or proceedings (such as class actions), regulatory investigations or enforcement actions, fines and penalties, and/or significant incident response, system restoration or remediation and future compliance costs, any of which could materially and adversely affect our business, financial condition, results of operations, cash flows, and the value of our securities.

In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of personal information may pose complex compliance challenges and result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention.

Our insurance policies against many potential liabilities require high deductibles, and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.

We insure various general liability, workers’ compensation, property and auto risks as well as other risks through a variety of direct insurance policies and a captive insurance company that are reinsured for risks above certain deductibles and retentions. All of our insurance policies and programs are subject to high deductibles and retentions; as such, we are, in effect, self-insured for substantially all of our customary claims. We hire an actuary to determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (workers’ compensation, general liability and auto liability). The determination of these claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

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

Our credit agreement and related restrictive and financial covenants are more fully described in Note 9 of “Notes to Consolidated Financial Statements.” Our failure to comply with any of these covenants under the credit agreement, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (i) us no longer being entitled to borrow under the agreement; (ii) termination of the agreement; (iii) acceleration of the maturity of outstanding indebtedness under the agreement; and/or (iv) foreclosure on any collateral securing the obligations under the agreement. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

We have in the past, and will likely continue to be in the future, named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. We also may be required to indemnify third parties for litigation brought against such third parties, even if we are not a defendant. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and are likely to continue to be, from time to time, a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed as well as claims for increased costs we incur. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time according to ongoing exposure. If our assumptions and estimates related to these exposures prove to be inadequate or inaccurate, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

We typically warrant the services we provide, guaranteeing the work performed against defects in workmanship and the material we supply. Historically, warranty claims have not been material as our customers evaluate much of the work we perform for defects shortly after work is completed. However, if warranty claims occur, we could be required to repair or replace warrantied items at our cost. In addition, in some circumstances, our customers may elect to repair or replace the warrantied item by using the services of another provider and require us to pay for the cost of the repair or replacement. Costs incurred as a result of warranty claims could adversely affect our business, financial condition, results of operations, and cash flows.

Misconduct by our employees, subcontractors or partners or our failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, directors, executive officers, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, personal misconduct and failure to comply with health and safety standards, laws and regulations (including environmental laws), customer requirements, and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, lead to loss of the services of employees or members of management, damage our relationships with customers, have a material adverse effect on our business, financial condition, results of operations, and cash flows, and subject us to criminal and civil enforcement actions.

We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

Our 190 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our business, financial condition, results of operations, and cash flows by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Because 5.0% of our revenue for the year ended December 31, 2025 was attributable to projects in the government sector, prohibitions against bidding on future government contracts could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Past, current and future environmental, social, governance, sustainability, safety and health regulations could impose significant additional costs on us that could reduce our profits.

HVAC systems are subject to various environmental statutes and regulations, including the federal Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. Additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of our licenses or potentially debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. Additionally, industries in which our customers or potential customers operate may be affected by new or changing environmental, safety, health or other regulatory requirements, leading to decreased demand for our services and potentially impacting our business, financial condition, results of operations, cash flows and ability to grow.

Additionally, actual or perceived environmental, social and corporate governance (“ESG”) and other sustainability matters and our response to these matters could harm our business. Diverging and varied governmental and societal attention to ESG and sustainability matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. If we are unable to adequately address such ESG and sustainability matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including fall risks, electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents, damage to equipment and, with respect to indoor sites, an increased risk of infectious disease. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks and continuously focus on adopting improved safety practices, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our business, financial condition, results of operations, and cash flows. Poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation.

Changes in U.S. foreign relations, in particular foreign trade policies could lead to the imposition of additional trade barriers and tariffs.

We cannot predict the full extent of new, extended, or changed trade policies, including tariffs, that may be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or if changes in the U.S. trade policy could result in reactions from U.S. trading partners, such as adopting responsive trade policies making it more difficult or costly for us to purchase materials or supplies. These changes in U.S. trade policy or in laws and policies governing foreign trade or foreign relations generally, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse impact on our business, financial condition, results of operations, and cash flows.

Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.

We conduct business throughout the United States and file income taxes in federal and virtually all state jurisdictions. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. Our accounting for income taxes requires significant judgments and may be impacted by changes to our assessment of our projected tax liability, including our ability to realize deductions or credits in various tax jurisdictions. Moreover, we may be affected by our ability to utilize, or in the valuation of, our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business. Changes in tax laws, tax rates and regulations, and/or changes in interpretations of tax laws, regulations or other tax guidance, could also materially impact our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions.

Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions, and our provision for income taxes and tax liabilities are subject to review or examination by taxing authorities in applicable tax jurisdictions. The outcome of such a review or examination including any related tax liabilities, interest or penalties, could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our business, financial condition, results of operation, and cash flows where the results differ from the liabilities recorded in our financial statements.

Risks Related to Our Common Stock

Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may suffer losses.

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Annual Report on Form 10-K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) quarterly fluctuations in our operating results; (iv) changes in securities analysts’ estimates of our financial performance or that of our competitors or companies in our industry generally; (v) general conditions in our customers’ industries; (vi) general conditions in the securities markets; (vii) our announcements of significant contracts, milestones and acquisitions; (viii) our relationship with other companies; (ix) our investors’ view of the sectors and markets in which we operate; and (x) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our certificate of incorporation authorizes our Board to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock respecting dividends and distributions and voting rights) as the Board may determine. The issuance of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Additionally, certain provisions of the Delaware General Corporation Law or even certain provisions of our credit agreement may also discourage takeover attempts that have not been approved by the Board.

General Risk Factors

Force majeure events, including natural disasters, outbreaks of infectious disease, and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations, and cash flows.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as outbreaks of infectious disease (e.g., COVID-19) and terrorist actions, could negatively impact us. We typically negotiate contract language through which we are granted certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available to us pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our business, financial position, results of operations, cash flows and liquidity and could also negatively affect our reputation in the marketplace.

Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of destruction could damage or destroy our facilities, reducing our operational production capacity and potentially requiring us to repair or replace our facilities at substantial cost. Additionally, employees, contractors and the public could suffer substantial physical injury from acts of terrorism for which we could be liable. Governmental authorities may also impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our business, financial condition, results of operations, and cash flows.

We are required to assess and report on our internal control over financial reporting each year. Findings of inadequate internal control could reduce investor confidence in the reliability of our financial information.

As directed by the Sarbanes-Oxley Act, the SEC adopted rules generally requiring public companies, including us, to include in their annual reports on Form 10-K a report of management that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by such company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and records of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

We may discover in the future that we have deficiencies in the design and operation of our internal control. In addition, we may acquire companies whose internal control has design or operational deficiencies, which could impair our ability to integrate those companies into our internal control environment. If any of the deficiencies in our internal control, either by itself or in combination with other deficiencies, becomes a “material weakness” such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting. In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline. In addition, the failure to maintain effective internal control could also result in unauthorized transactions.

Failure or circumvention of our disclosure controls and procedures or internal control over financial reporting could seriously harm our business, financial condition, results of operation, and cash flows.

We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal control over financial reporting could harm our business, financial condition, results of operations and cash flows.

Changes in accounting rules and regulations could adversely affect our business, reported financial results and/or our results of operations, cash flows, and liquidity.

Accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. generally accepted accounting principles could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have an adverse effect on our business, reported financial results, results of operations, and cash flows and liquidity.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

The Company has adopted processes designed to identify, assess and manage material risks from cybersecurity threats, and the Company’s full Board and management are actively involved in overseeing the risk management process. These processes include response to, and an assessment of, internal and external threats to the security, confidentiality, integrity and availability of Company data and systems, along with other material risks to Company operations. We recognize the critical importance of maintaining the trust and confidence of our customers, business partners and employees.

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

ITEM 2. Properties

As of December 31, 2025, we owned 25 properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from 3 to 15 years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 500,000 square feet. To maximize available capital, we generally intend to continue to lease our properties but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

As of December 31, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Executive Officers of the Registrant

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. The following persons serve as executive officers of the Company.

Brian E. Lane, age 68, has served as Chief Executive Officer since December 2011 and as a Director since November 2010. Mr. Lane served as President from December 2011 to December 2025 and as President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience included serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane is a member of the Board of Directors of Main Street Capital Corporation and previously served as a member of the Board of Directors of Griffin Dewatering Corporation. Mr. Lane earned a Bachelor of Science in Chemistry from the University of Notre Dame and his MBA from Boston College.

William George, age 61, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts, law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Trent T. McKenna, age 53, has served as President and Chief Operating Officer since January 2026. Prior to his current position, Mr. McKenna served as Chief Operating Officer for the Company from January 2022 to December 2025. Mr. McKenna also served in various roles at the Company since 2004, including Senior Vice President, Vice President – Region 4, General Counsel and Secretary. Prior to joining the Company, from February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas, office of Akin Gump Strauss Hauer & Feld LLP, an international law firm. Mr. McKenna earned a Bachelor of Arts degree in English from Brigham Young University and his Juris Doctorate from Duke University School of Law.

Julie S. Shaeff, age 60, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Rachel R. Eslicker, age 35, has served as Senior Vice President and General Counsel for the Company since December 2025. Prior to her current position, Ms. Eslicker served as Associate General Counsel and Assistant Corporate Secretary from January 2023 to December 2025 and as Senior Corporate Counsel from January 2019 to December 2022. Ms. Eslicker started her career as an associate in the Mergers and Acquisitions and Capital Markets department of the Houston, Texas, office of Vinson & Elkins LLP. Ms. Eslicker holds Bachelor of Arts degrees in Government and History from the University of Texas and a Juris Doctorate from Duke University School of Law.

Terrence Reed, age 66, has served as Senior Vice President, Chief Human Resources Officer since January 2024 and formerly served as Senior Vice President of People and Leadership Development from March 2021 to

December 2023. Mr. Reed joined the Company after working in various senior manufacturing and HR leadership positions in several organizations, including Koch Engineered Solutions and Buckeye Technologies. Mr. Reed is a graduate of the University of South Alabama, where he completed studies in Mechanical Engineering, and is a former US Army officer.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol FIX on the New York Stock Exchange.

As of February 13, 2026, there were approximately 211 stockholders of record of our Common Stock, and the last reported sale price on that date was $1,337.95 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of December 31, 2025, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.15 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2025, we repurchased 0.4 million shares for approximately $217.9 million, inclusive of the applicable excise tax, at an average price of $489.40 per share.

During the year ended December 31, 2025, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	3,000	$426.13	10,436,482	919,069
February 1 - February 28	63,450	$378.18	10,499,932	855,619
March 1 - March 31	197,604	$338.91	10,697,536	658,015
April 1 - April 30	56,909	$309.22	10,754,445	601,106
May 1 - May 31	4,619	$429.21	10,759,064	998,900
June 1 - June 30	850	$472.27	10,759,914	998,050
July 1 - July 31	—	$—	10,759,914	998,050
August 1 - August 31	5,080	$684.30	10,764,994	992,970
September 1 - September 30	13,875	$701.04	10,778,869	979,095
October 1 - October 31	—	$—	10,778,869	979,095
November 1 - November 30	74,010	$923.67	10,852,879	905,085
December 1 - December 31	25,775	$934.21	10,878,654	879,310
	445,172	$489.40	10,878,654	879,310
(1)	Purchased as part of a stock repurchase program announced on March 29, 2007 under which, since the inception of this program, 11.8 million shares have been approved for repurchase.

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

In our electrical business segment, our principal business activity is electrical construction and engineering in the commercial and industrial fields. We also perform electrical logistics services and electrical service work.

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

Approximately 92.7% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of December 31, 2025, we had 8,427 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $2.9 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $22.44 billion of aggregate contract value as of December 31, 2025, or approximately 93%, out of a total contract value for all projects in progress of $24.17 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2025, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(in millions)
Under $2 million	6,759	$1,723.7
$2 million - $10 million	1,215	4,631.8
$10 million - $20 million	194	2,751.1
$20 million - $40 million	140	3,936.7
Greater than $40 million	119	11,122.4
Total	8,427	$24,165.7

In addition to project work, approximately 7.3% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair services under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain 30- to 60-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 50 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries and location of the work.

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

Operating Environment and Management Emphasis

We have experienced increasing demand since 2022, culminating in an unprecedented overall demand environment in 2025. We currently expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels during 2026. Over the last several years, we have also experienced increases in labor costs and delays in delivery of certain materials and equipment. We anticipate that cost pressures and intermittent delays in our supply chain will persist over the next several quarters.

We have a credit facility in place with terms we believe are favorable that does not expire until October 2030. As of December 31, 2025, we had $921.0 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last 27 calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Results of Operations (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
Revenue	$9,101,641	100.0%	$7,027,476	100.0%	$5,206,760	100.0%
Cost of services	6,905,742	75.9%	5,551,065	79.0%	4,216,251	81.0%
Gross profit	2,195,899	24.1%	1,476,411	21.0%	990,509	19.0%
Selling, general and administrative expenses	883,284	9.7%	730,072	10.4%	574,423	11.0%
Gain on sale of assets	(1,974)	—	(3,030)	—	(2,302)	—
Operating income	1,314,589	14.4%	749,369	10.7%	418,388	8.0%
Interest income	21,604	0.2%	11,554	0.2%	3,492	0.1%
Interest expense	(9,009)	(0.1)%	(6,648)	(0.1)%	(10,281)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(33,473)	(0.4)%	(88,146)	(1.3)%	(23,607)	(0.5)%
Other income (expense)	(258)	—	432	—	202	—
Income before income taxes	1,293,453	14.2%	666,561	9.5%	388,194	7.5%
Provision for income taxes	270,895		144,128		64,796
Net income	$1,022,558		$522,433		$323,398

2025 Compared to 2024

We had 47 operating locations as of December 31, 2024. In the first quarter of 2025, we completed the acquisition of Century Contractors, LLC (“Century”), which reports as a separate operating location. In the second quarter of 2025, we combined two operating locations into one operating location. Additionally, we completed the acquisition of Right Way Plumbing & Mechanical LLC (“Right Way”), which reports as a separate operating location. In the fourth quarter of 2025, we completed the acquisitions of Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”) and Meisner Electric, Inc. (“Meisner”), which both report as separate operating locations. We had 50 operating locations as of December 31, 2025. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2025 to 2024, as described below, excludes Feyen Zylstra, which was acquired on October 1, 2025, Meisner, which was acquired on October 1, 2025, Right Way, which was acquired May 1, 2025, Century, which was acquired on January 1, 2025, one month of results for Summit Industrial Construction, LLC (“Summit”), which was acquired on February 1, 2024 and one month of results for J & S Mechanical Contractors, Inc. (“J&S”), which was acquired on February 1, 2024. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue increased $2.07 billion, or 29.5%, to $9.10 billion in 2025 compared to 2024. The increase included a 3.4% increase related to the Feyen Zylstra, Meisner, Right Way, Century, Summit and J&S acquisitions, as well as a 26.1% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Year Ended December 31,
	2025		2024
Revenue:
Mechanical Segment	$6,673,745	73.3%	$5,527,604	78.7%
Electrical Segment	2,427,896	26.7%	1,499,872	21.3%
Total	$9,101,641	100.0%	$7,027,476	100.0%

Revenue for our mechanical segment increased $1.15 billion, or 20.7%, to $6.67 billion in 2025 compared to 2024. Of this increase, $169.3 million resulted from the acquisition of Right Way, Century, Summit and J&S, and $976.8 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our North Carolina operations ($267.5 million), our Texas modular operation ($206.5 million), one of our Indiana operations ($137.2 million) and one of our Virginia operations ($109.7 million).

Revenue for our electrical segment increased $928.0 million, or 61.9%, to $2.43 billion in 2025 compared to 2024. Of this increase, $66.8 million resulted from the acquisition of Feyen Zylstra and Meisner, and $861.2 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($649.3 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	December 31, 2025		December 31, 2024
Backlog:
Mechanical Segment	$9,026,661	75.6%	$4,687,619	78.2%
Electrical Segment	2,917,940	24.4%	1,306,347	21.8%
Total	$11,944,601	100.0%	$5,993,966	100.0%

Backlog as of December 31, 2025 was $11.94 billion, a 27.4% increase from September 30, 2025 backlog of $9.38 billion and a 99.3% increase from December 31, 2024 backlog of $5.99 billion. The sequential backlog increase included the acquisitions of Feyen Zylstra ($90.9 million) and Meisner ($72.5 million), as well as a same-store increase of $2.40 billion, or 25.6%. Same-store sequential backlog increased primarily due to increased project bookings and strong market conditions in the technology sector at our Texas modular operation ($1.20 billion) and one of our Texas operations ($539.9 million) and in the manufacturing sector at one of our North Carolina operations ($372.2 million). The year-over-year backlog increase included the acquisitions of Right Way ($106.2 million), Century ($91.6 million), Feyen Zylstra ($90.9 million) and Meisner ($72.5 million), as well as a same-store increase of $5.59 billion, or 93.2%. Same-store year-over-year backlog increased primarily due to increased project bookings and strong market conditions in the technology sector at our Texas modular operation ($1.48 billion), one of our North Carolina operations ($1.26 billion), one of our Indiana operations ($901.1 million), one of our Texas operations ($850.2 million) and at our Texas electrical operation ($803.4 million).

Gross Profit—Gross profit increased $719.5 million, or 48.7%, to $2.20 billion in 2025 as compared to 2024. The increase included a $44.8 million, or 3.0%, increase related to the Feyen Zylstra, Meisner, Right Way, Century, Summit and J&S acquisitions, as well as a $674.6 million, or 45.7%, increase on a same-store basis. The same-store increase in gross profit was primarily driven by both higher revenues in the current year as well as improved execution in our operations, including increased volumes at our Texas electrical operation ($161.5 million), one of our North Carolina operations ($71.6 million) and one of our Indiana operations ($76.0 million). Additionally, we achieved improvements in project execution at our Texas modular operation ($124.3 million). As a percentage of revenue, gross profit increased from 21.0% in 2024 to 24.1% in 2025, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $153.2 million, or 21.0%, to $883.3 million for 2025 as compared to 2024. On a same-store basis, excluding amortization expense, SG&A increased $124.9 million, or 18.5%. The same-store increase is primarily due to higher same-store revenue and increased compensation costs ($96.6 million), largely attributable to increased headcount and increased cost of labor. Amortization expense for intangible assets increased $5.5 million during the period primarily as a result of the Right Way, Century and Summit acquisitions. As a percentage of revenue, SG&A decreased from 10.4% in 2024 to 9.7% in 2025 due to leverage resulting from the increase in revenue.

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

	Year Ended December 31,
	2025	2024
	(in thousands)
SG&A	$883,284	$730,072
Less: SG&A from companies acquired	(22,729)	—
Less: Amortization expense	(60,908)	(55,369)
Same-store SG&A, excluding amortization expense	$799,647	$674,703

Interest Income—Interest income increased $10.1 million, or 87.0%, in 2025 as compared to 2024. The increase in interest income is due to an increase in our average cash balance compared to the prior year.

Interest Expense—Interest expense increased $2.4 million, or 35.5%, in 2025 as compared to 2024. The increase in interest expense is primarily due to an increase in our average outstanding debt balance compared to the prior year. Additionally, we expensed $0.3 million in 2025 related to unamortized debt issuance costs for lenders who exited the credit facility when we amended our senior credit facility in August of 2025.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations decreased $54.7 million, or 62.0%, in 2025 compared to 2024. This decrease was primarily caused by lower earn-out expenses for Summit, driven by larger changes in their forecasted results in the prior year and as a result of them reaching their maximum cumulative earn-out target.

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

Our provision for income taxes for 2025 was $270.9 million with an effective tax rate of 20.9%, as compared to the provision for income taxes of $144.1 million with an effective tax rate of 21.6% for 2024. The effective rate for 2025 was slightly lower than the 21% federal statutory rate primarily due to a $30.5 million credit for increasing research activities (“R&D tax credit”) (2.4%) partially offset by $30.3 million of net state income taxes (2.3%). The effective rate for 2024 was slightly higher than the 21% federal statutory rate primarily due to $21.6 million of net state income taxes (3.2%) partially offset by a $23.2 million R&D tax credit (3.5%). Refer to Note 11 in the Consolidated Financial Statements for a reconciliation of the federal statutory rates to the effective tax rates reflected in our financial statements.

2024 Compared to 2023

For a discussion of the period-to-period comparison of 2024 to 2023, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2024 Compared to 2023” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Outlook

We experienced an unprecedented demand environment in 2025, and we continue to experience increased labor costs and intermittent supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we anticipate high ongoing demand leading to solid earnings in 2026. Although we are preparing for a wide range of future challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our industrial and technology customers, are likely to continue in 2026.

Liquidity and Capital Resources

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$1,186,356	$849,057	$639,568
Investing activities	(467,272)	(343,509)	(193,008)
Financing activities	(287,125)	(160,759)	(298,624)
Net increase in cash and cash equivalents	$431,959	$344,789	$147,936
Free cash flow:
Net cash provided by operating activities	$1,186,356	$849,057	$639,568
Purchases of property and equipment	(154,903)	(111,071)	(94,838)
Proceeds from sales of property and equipment	3,695	5,538	5,951
Free cash flow	$1,035,148	$743,524	$550,681

Cash Flow

Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customer pays us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration, together with typical retention terms, generally allows us to complete the realization of revenue and earnings in cash within one year.

2025 Compared to 2024

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

We generated $1.19 billion of net cash flow from operating activities during 2025 compared to $849.1 million during 2024. The $337.3 million increase in cash provided by operating activities was primarily driven by higher earnings before non-cash expenses such as amortization of intangible assets in the current year and an $877.9 million benefit from changes in billings in excess of costs and estimated earnings and deferred revenue driven by the timing of customer billings and payments. These increases were partially offset by a $778.9 million decrease in accounts payable and other current liabilities driven by the size and timing of payments. We made an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024, as a result of tax relief from the Internal Revenue Service due to Hurricane Beryl. In 2023, we filed our 2022 federal tax return requesting a refund of our $107.1 million overpayment, which was received in April 2025 and positively impacted our second quarter cashflows. Along with the refund, we received $11.3 million (or $8.9 million, net of tax) of interest income that reduced our provision for income taxes in the first quarter of 2025.

Net Cash Used in Investing Activities—Cash used in investing activities was $467.3 million for 2025 compared to $343.5 million during 2024. The $123.8 million increase in cash used primarily relates to an increase in cash paid (net of cash acquired) for acquisitions and purchases of property and equipment in the current year compared to 2024.

Net Cash Used in Financing Activities—Cash used in financing activities was $287.1 million for 2025 compared to $160.8 million during 2024. The $126.3 million increase in cash used is primarily due to an increase in share repurchases of $158.1 million and an increase in payments of dividends to stockholders of $26.1 million in the current year. These increases were partially offset by higher net borrowings of debt in the current year compared to 2024.

2024 Compared to 2023

For a discussion of the period-to-period comparison of 2024 to 2023, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2024 Compared to 2023” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Share Repurchase Program

On March 29, 2007, our Board approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of December 31, 2025, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.15 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2025, we repurchased 0.4 million shares for approximately $217.9 million, inclusive of the applicable excise tax, at an average price of $489.40 per share.

Debt

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of, and assets held by, certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility.  As of December 31, 2025, we had $100.0 million of outstanding borrowings on the revolving credit facility, $79.0 million in letters of credit outstanding and $921.0 million of credit available.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense on notes to former owners	$3,149	$3,616	$1,365
Interest expense on borrowings and unused commitment fees	3,832	1,434	7,507
Letter of credit fees	1,010	911	724
Amortization of debt financing costs	1,018	687	685
Total	$9,009	$6,648	$10,281

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

Other Restrictions—The Facility (a) permits unlimited acquisitions when the Company’s Net Leverage Ratio is less than or equal to 3.25 to 1.00; or 3.75 to 1.00 for the first four fiscal quarters ending after a material acquisition, (b) expands certain baskets for permitted indebtedness and liens, and (c) permits unlimited distributions, stock repurchases, and investments when the Net Leverage Ratio is less than or equal to 2.75 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s Net Leverage Ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted.

We were in compliance with all of our financial covenants as of December 31, 2025.

Notes to Former Owners

We have outstanding notes to the former owners of acquired companies. Together, these notes had an outstanding balance of $44.6 million as of December 31, 2025. At December 31, 2025, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2025	Interest Rates
2026	$6,125	2.5 - 5.5%
2027	24,200	4.0 - 5.5%
2028	14,250	4.3 - 5.5%
Total	$44,575

Outlook

We have generated positive net free cash flow for the last 27 calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessments of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Material Cash Requirements

Our material cash expenditures consist of normal operating expenditures, such as personnel costs, as well as the items noted in the following table. The table below summarizes current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with operating cash flows (in thousands):

	Twelve Months Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$100,000	$—	$100,000
Notes to former owners	6,125	24,200	14,250	—	—	—	44,575
Other debt	38	46	22	545	—	—	651
Interest payable	6,969	6,421	5,227	4,969	3,725	—	27,311
Operating lease obligations	53,668	49,622	43,633	37,828	34,395	266,684	485,830
Total	$66,800	$80,289	$63,132	$43,342	$138,120	$266,684	$658,367

As of December 31, 2025, we have $79.0 million in letter of credit commitments, of which $60.7 million will expire in 2026 and $18.3 million will expire in 2027. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in 2026, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

As discussed in Note 11 “Income Taxes,” included in our Consolidated Balance Sheet at December 31, 2025 is $37.1 million of liabilities for uncertain tax positions, or unrecognized tax benefits.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations at December 31, 2025:

	Twelve Months Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt	$6,163	$24,246	$14,272	$545	$—	$—	$45,226
Average interest rate	4.8%	4.8%	4.7%	6.0%	—	—	4.8%
Variable rate debt	$—	$—	$—	$—	$100,000	$—	$100,000

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025. There were no outstanding borrowings on the revolving credit facility as of December 31, 2024.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 19, 2026

We have served as the Company’s auditor since 2021.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$981,898	$549,939
Billed accounts receivable, less allowance for credit losses of $19,708 and $15,286, respectively	2,577,858	1,861,212
Unbilled accounts receivable, less allowance for credit losses of $1,508 and $1,475, respectively	123,197	95,786
Other receivables, less allowance for credit losses of $325 and $553, respectively	116,157	86,186
Inventories	84,066	59,224
Prepaid expenses and other	138,560	46,213
Costs and estimated earnings in excess of billings, less allowance for credit losses of $255 and $271, respectively	88,817	91,681
Total current assets	4,110,553	2,790,241
PROPERTY AND EQUIPMENT, NET	387,952	277,180
LEASE RIGHT-OF-USE ASSETS	322,922	229,106
GOODWILL	1,025,515	875,270
IDENTIFIABLE INTANGIBLE ASSETS, NET	485,168	434,417
DEFERRED TAX ASSETS	84,139	85,441
OTHER NONCURRENT ASSETS	24,920	19,433
Total assets	$6,441,169	$4,711,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,163	$6,042
Accounts payable	696,348	654,943
Accrued compensation and benefits	291,722	228,622
Billings in excess of costs and estimated earnings and deferred revenue	2,120,262	1,149,257
Accrued self-insurance	42,973	42,315
Other current liabilities	236,382	501,591
Total current liabilities	3,393,850	2,582,770
LONG-TERM DEBT	139,063	62,293
LEASE LIABILITIES	302,590	212,107
DEFERRED TAX LIABILITIES	3,892	2,225
OTHER LONG-TERM LIABILITIES	153,000	147,017
Total liabilities	3,992,395	3,006,412
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,946,145 and 5,562,453 shares, respectively	(496,006)	(273,799)
Additional paid-in capital	363,314	350,734
Retained earnings	2,581,055	1,627,330
Total stockholders’ equity	2,448,774	1,704,676
Total liabilities and stockholders’ equity	$6,441,169	$4,711,088

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
REVENUE	$9,101,641	$7,027,476	$5,206,760
COST OF SERVICES	6,905,742	5,551,065	4,216,251
Gross profit	2,195,899	1,476,411	990,509
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	883,284	730,072	574,423
GAIN ON SALE OF ASSETS	(1,974)	(3,030)	(2,302)
Operating income	1,314,589	749,369	418,388
OTHER INCOME (EXPENSE):
Interest income	21,604	11,554	3,492
Interest expense	(9,009)	(6,648)	(10,281)
Changes in the fair value of contingent earn-out obligations	(33,473)	(88,146)	(23,607)
Other	(258)	432	202
Other income (expense)	(21,136)	(82,808)	(30,194)
INCOME BEFORE INCOME TAXES	1,293,453	666,561	388,194
PROVISION FOR INCOME TAXES	270,895	144,128	64,796
NET INCOME	$1,022,558	$522,433	$323,398

INCOME PER SHARE:
Basic	$28.93	$14.64	$9.03
Diluted	$28.88	$14.60	$9.01

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,349	35,689	35,802
Diluted	35,413	35,775	35,895

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2022	41,123,365	$411	(5,362,224)	$(187,212)	$332,080	$854,644	$999,923
Net income	—	—	—	—	—	323,398	323,398
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,000	36	(18)	—	18
Issuance of restricted stock & performance stock	—	—	94,729	3,398	1,117	—	4,515
Shares received in lieu of tax withholding on vested stock	—	—	(32,652)	(4,725)	—	—	(4,725)
Stock-based compensation	—	—	—	—	6,383	—	6,383
Dividends ($0.85 per share)	—	—	—	—	—	(30,379)	(30,379)
Share repurchase	—	—	(139,478)	(21,304)	—	—	(21,304)
BALANCE AT DECEMBER 31, 2023	41,123,365	$411	(5,438,625)	$(209,807)	$339,562	$1,147,663	$1,277,829
Net income	—	—	—	—	—	522,433	522,433
Issuance of Stock:
Issuance of shares for options exercised	—	—	5,369	248	(64)	—	184
Issuance of restricted stock & performance stock	—	—	74,129	2,982	2,371	—	5,353
Shares received in lieu of tax withholding on vested stock	—	—	(26,168)	(8,915)	—	—	(8,915)
Stock-based compensation	—	—	—	—	8,865	—	8,865
Dividends ($1.20 per share)	—	—	—	—	—	(42,766)	(42,766)
Share repurchase	—	—	(177,158)	(58,307)	—	—	(58,307)
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676
Net income	—	—	—	—	—	1,022,558	1,022,558
Issuance of Stock:
Issuance of shares for options exercised	—	—	20,936	1,395	(602)	—	793
Issuance of restricted stock & performance stock	—	—	63,815	4,280	2,321	—	6,601
Shares received in lieu of tax withholding on vested stock	—	—	(23,271)	(10,016)	—	—	(10,016)
Stock-based compensation	—	—	—	—	10,861	—	10,861
Dividends ($1.95 per share)	—	—	—	—	—	(68,833)	(68,833)
Share repurchase	—	—	(445,172)	(217,866)	—	—	(217,866)
BALANCE AT DECEMBER 31, 2025	41,123,365	$411	(5,946,145)	$(496,006)	$363,314	$2,581,055	$2,448,774

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,022,558	$522,433	$323,398
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	79,580	97,266	43,404
Depreciation expense	62,379	48,219	38,162
Change in right-of-use assets	33,848	30,950	25,964
Bad debt expense	6,609	6,952	4,944
Deferred tax provision (benefit)	(5,277)	(66,613)	95,296
Amortization of debt financing costs	1,018	687	685
Gain on sale of assets	(1,974)	(3,030)	(2,302)
Changes in the fair value of contingent earn-out obligations	33,473	88,146	23,607
Stock-based compensation	21,809	16,646	12,939
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(594,298)	(333,233)	(381,555)
Inventories	(24,411)	6,544	(29,688)
Prepaid expenses and other current assets	(91,359)	(7,868)	(11,137)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(19,945)	(82,081)	7,350
Other noncurrent assets	(386)	(2,220)	(152)
Increase (decrease) in—
Accounts payable and other current liabilities	(276,051)	502,888	136,467
Billings in excess of costs and estimated earnings and deferred revenue	910,084	32,173	349,166
Other long-term liabilities	28,699	(8,802)	3,020
Net cash provided by operating activities	1,186,356	849,057	639,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(154,903)	(111,071)	(94,838)
Proceeds from sales of property and equipment	3,695	5,538	5,951
Cash paid for acquisitions, net of cash acquired	(279,610)	(235,466)	(102,261)
Payments for investments	(64,201)	(2,510)	(1,860)
Proceeds from investments	27,747	—	—
Net cash used in investing activities	(467,272)	(343,509)	(193,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	200,000	182,000	285,000
Payments on revolving credit facility	(100,000)	(182,000)	(500,000)
Proceeds from other debt	—	640	—
Payments on other debt	(43,059)	(26,576)	(12,033)
Debt financing costs	(3,709)	—	—
Payments of dividends to stockholders	(68,833)	(42,766)	(30,379)
Share repurchases	(215,999)	(57,912)	(21,184)
Shares received in lieu of tax withholding	(10,016)	(8,915)	(4,725)
Proceeds from exercise of options	793	184	18
Deferred acquisition payments	—	(50)	—
Payments for contingent consideration arrangements	(46,302)	(25,364)	(15,321)
Net cash used in financing activities	(287,125)	(160,759)	(298,624)
NET INCREASE IN CASH AND CASH EQUIVALENTS	431,959	344,789	147,936
CASH AND CASH EQUIVALENTS, beginning of period	549,939	205,150	57,214
CASH AND CASH EQUIVALENTS, end of period	$981,898	$549,939	$205,150

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout the United States. Approximately 63.2% of our consolidated 2025 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 36.8% attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. The terms “Comfort Systems,” “we,” “us,” “our,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2025	2024	2023
Interest	$7,903	$6,428	$9,862

Income taxes, net of refunds
Federal	$204,077	$73,000	$83,000
State
Arizona	*	5,536	*
Remaining states	49,472	24,283	17,254
Subtotal	49,472	29,819	17,254
Total income taxes, net of refunds	$253,549	$102,819	$100,254

* Jurisdiction below the threshold for the period presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The standard also requires entities to make additional disclosures on income taxes paid as well as on certain income statement-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted this standard beginning with our 2025 annual reporting and applied the requirements of the standard retrospectively to all periods presented. There was no impact of adoption on our consolidated financial position, results of operations or cash flows, but our disclosure in Note 11, “Income Taxes,” has been updated to conform with the requirements of ASU 2023-09.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Entities may apply the standard prospectively or may elect retrospective application. We are currently evaluating the impact ASU 2024-03 will have on our disclosures; however, the standard will not have an impact on our consolidated financial position, results of operation or cash flows.

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

In addition to the loss-rate calculations discussed above, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables (e.g., when we have concerns about a specific customer going bankrupt and no longer being able to pay the receivables due to us).

Activity in our allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Service	Construction	Other	Total	Service	Construction	Other	Total
Balance at beginning of year	$7,617	$9,860	$108	$17,585	$5,700	$7,600	$77	$13,377
Bad debt expense	3,061	3,481	67	6,609	4,190	2,731	31	6,952
Deductions for uncollectible receivables written off, net of recoveries	(1,883)	(515)	—	(2,398)	(2,273)	(596)	—	(2,869)
Credit allowance of acquired receivables on the acquisition date	—	—	—	—	—	125	—	125
Balance at end of period	$8,795	$12,826	$175	$21,796	$7,617	$9,860	$108	$17,585

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

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers, including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights related to that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for credit losses. We have a diverse customer base, with our top customer representing 12.8% of consolidated 2025 revenue and 10.2% of total receivables as of December 31, 2025.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, U.S. Treasury bills, accounts receivable, other receivables and accounts payable, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

As of December 31, 2025, we had a $34.4 million investment in U.S. Treasury bills with maturities greater than ninety days but less than one year, which are recorded at amortized cost and is included in “Prepaid Expenses and Other” in our Consolidated Balance Sheet.

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

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each Balance Sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2025 and 2024 were $506.5 million and $329.2 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2025 and 2024 included $83.1 million and $50.9 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each Balance Sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

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

During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 3.9%, 2.3% and 1.3%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

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

	Year Ended December 31,
Revenue by Service Provided	2025		2024		2023
Mechanical Segment	$6,673,745	73.3%	$5,527,604	78.7%	$3,946,022	75.8%
Electrical Segment	2,427,896	26.7%	1,499,872	21.3%	1,260,738	24.2%
Total	$9,101,641	100.0%	$7,027,476	100.0%	$5,206,760	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2025		2024		2023
Technology	$4,098,854	45.0%	$2,331,362	33.2%	$1,114,382	21.4%
Manufacturing	2,011,607	22.1%	1,919,403	27.3%	1,751,684	33.6%
Healthcare	810,646	8.9%	584,902	8.3%	554,906	10.6%
Education	665,266	7.3%	702,706	10.0%	493,982	9.5%
Government	457,329	5.0%	375,201	5.4%	301,837	5.8%
Office Buildings	446,659	5.0%	424,343	6.0%	400,754	7.7%
Retail, Restaurants and Entertainment	337,590	3.7%	377,302	5.4%	310,381	6.0%
Multi-Family and Residential	130,578	1.4%	142,133	2.0%	181,780	3.5%
Other	143,112	1.6%	170,124	2.4%	97,054	1.9%
Total	$9,101,641	100.0%	$7,027,476	100.0%	$5,206,760	100.0%

	Year Ended December 31,
Revenue by Activity Type	2025		2024		2023
New Construction	$5,752,786	63.2%	$3,984,529	56.7%	$2,853,239	54.8%
Existing Building Construction	2,118,363	23.3%	1,945,093	27.7%	1,337,023	25.6%
Service Projects	568,845	6.2%	468,950	6.7%	446,151	8.6%
Service Calls, Maintenance and Monitoring	661,647	7.3%	628,904	8.9%	570,347	11.0%
Total	$9,101,641	100.0%	$7,027,476	100.0%	$5,206,760	100.0%

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Advance payments from customers related to work not yet started are classified as deferred revenue. Contract liabilities are not considered to have a significant financing component, as they are used to meet working capital requirements that are generally higher in the early stages of a contract and are intended to protect us from the other party failing to meet its obligations under the contract. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$88,817	$91,681
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$2,120,262	$1,149,257

Contract assets and liabilities fluctuate year to year based on various factors, including, but not limited to, the variability in billing and payment terms of customers and changes in the number and size of projects in progress at period end. Contract assets decreased from December 31, 2024 to December 31, 2025 by approximately $2.9 million. Contract liabilities increased from December 31, 2024 to December 31, 2025 by approximately $971.0 million. The decrease in contract assets included a decrease of $7.5 million attributable to the timing of billings, partially offset by an increase of $4.6 million related to our 2025 acquisitions. The increase in contract liabilities is primarily due to an increase of $910.1 million related to an increase in billings in excess of costs recognized on our performance obligations, primarily from the timing of billings on projects within the technology sector. Additionally, there was an increase of $60.9 million as a result of our 2025 acquisitions.

During the years ended December 31, 2025 and 2024, we recognized revenue of $1.00 billion and $816.8 million, respectively, related to our contract liabilities at January 1, 2025 and January 1, 2024, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2025 and 2024.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $11.94 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$981,898	$—	$—	$981,898
U.S. Treasury bills	$—	$34,357	$—	$34,357
Contingent earn-out obligations	$—	$—	$34,842	$34,842

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$549,939	$—	$—	$549,939
Contingent earn-out obligations	$—	$—	$140,156	$140,156

Cash and cash equivalents are held at a variety of well-known institutions and consist primarily of (i) deposit accounts, (ii) U.S. Treasury bills, and (iii) highly-rated money market funds. Cash equivalents described in (ii) and (iii) above have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. We believe the carrying value of our debt associated with our revolving credit facility approximates its fair value due to the variable rate on such debt. We believe the carrying values of our notes to former owners approximate their fair values due to the relatively short remaining terms on these notes.

We own U.S. Treasury bills with maturities greater than ninety days but less than one year, which we classify as held-to-maturity in accordance with ASC 320 “Investments – Debt Securities,” given that the Company has the ability and intent to hold the investments until maturity. These investments are included within “Prepaid Expenses and Other” in the Consolidated Balance Sheet. Due to the short-term maturity, the amortized cost of our U.S. Treasury bills approximates their fair value.

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

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Balance at beginning of year	$140,156	$44,222
Issuances	4,059	51,784
Settlements	(142,846)	(43,996)
Adjustments to fair value	33,473	88,146
Balance at end of year	$34,842	$140,156

5. Acquisitions

On October 1, 2025, we acquired all of the issued and outstanding membership interests of Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”), headquartered in Michigan, for a total preliminary purchase price of $109.8 million, which included $99.0 million of cash paid on the closing date, $4.3 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Feyen Zylstra operates in the Midwest and Southern United States and provides electrical design, installation, and maintenance services primarily to the industrial, technology and healthcare sectors. As a result of the acquisition, Feyen Zylstra is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Feyen Zylstra acquisition is deductible for tax purposes.

On October 1, 2025, we acquired all of the issued and outstanding shares of capital stock of Meisner Electric, Inc. (“Meisner”), headquartered in Florida, for a total preliminary purchase price of $74.9 million, which included $64.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners and a working capital adjustment. Meisner operates in Florida and provides greenfield construction services and electrical design, installation, and renovation services primarily to the healthcare, commercial and government sectors. As a result of the acquisition, Meisner is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Meisner acquisition is not deductible for tax purposes.

On May 31, 2025, we acquired all of the issued and outstanding shares of capital stock of a mechanical service provider in New York for a total preliminary purchase price of $2.8 million, which is reported in our mechanical segment. The goodwill recognized as a result of this acquisition is deductible for tax purposes.

On May 1, 2025, we acquired all of the issued and outstanding membership interests of Right Way Plumbing & Mechanical LLC (“Right Way”), headquartered in Florida, for a total preliminary purchase price of $64.9 million, which included $49.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Right Way operates in Florida and provides plumbing installation and maintenance services. As a result of the acquisition, Right Way is a wholly owned subsidiary of the Company reported in our mechanical segment. The goodwill recognized as a result of the Right Way acquisition is deductible for tax purposes.

On January 1, 2025, we acquired all of the issued and outstanding membership interests of Century Contractors, LLC (“Century”), headquartered in North Carolina, for a total purchase price of $84.2 million, which included $73.1 million of cash paid on the closing date, $5.5 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Century operates in the Southeastern United States and specializes in self-performing mechanical installation, pipe fabrication and installation, steel erection, equipment setting and concrete installations. As a result of the acquisition, Century is a wholly owned subsidiary of the Company reported in our mechanical segment. The goodwill recognized as a result of the Century acquisition is deductible for tax purposes.

On May 1, 2024, we acquired all of the issued and outstanding membership interests of a plumbing service provider in North Carolina for a total purchase price of $39.9 million, which is reported in our mechanical segment. The goodwill recognized as a result of this acquisition is deductible for tax purposes.

On February 1, 2024, we acquired all of the issued and outstanding membership interests of Summit Industrial Construction, LLC (“Summit”), headquartered in Texas, for a total purchase price of $359.8 million, which included $267.5 million of cash paid on the closing date, $35.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. Summit is a specialty industrial contractor offering engineering, design-assist and turnkey, direct hire construction services of systems serving the advanced technology, power, and industrial sectors. As a result of the acquisition, Summit is a wholly owned subsidiary of the Company reported in our mechanical segment. The goodwill recognized as a result of the Summit acquisition is deductible for tax purposes.

On February 1, 2024, we acquired all of the issued and outstanding shares of capital stock of J & S Mechanical Contractors, Inc. (“J&S”), headquartered in Utah, for a total purchase price of $120.6 million, which included $100.0 million of cash paid on the closing date, $10.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. J&S provides mechanical construction services to commercial and industrial sectors, specializing in data center HVAC systems and hospital medical gas systems. As a result of the acquisition, J&S is a wholly owned subsidiary of the Company reported in our mechanical segment. The goodwill recognized as a result of the J&S acquisition is deductible for tax purposes.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2023	$393,276	$273,558	$666,834
Acquisitions and purchase price adjustments (See Note 5)	208,236	200	208,436
Balance at December 31, 2024	601,512	273,758	875,270
Acquisitions and purchase price adjustments (See Note 5)	52,897	97,348	150,245
Balance at December 31, 2025	$654,409	$371,106	$1,025,515

The aggregate goodwill balance as of December 31, 2025 and 2024 includes $116.6 million of accumulated impairment charges, all of which relate to the mechanical segment.

During our annual impairment testing on October 1, 2025, we performed a quantitative assessment where the fair value of each reporting unit was estimated using a discounted cash flow model combined with a market valuation approach. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach for the year ended December 31, 2025. Based on this assessment, we concluded that the fair value of each of the reporting units was greater than its carrying value. A 10% decline in the estimated fair value of each reporting unit due to a change in assumptions would not have resulted in us recording an impairment in 2025.

For the years ended December 31, 2025, 2024 and 2023, no impairment of our goodwill or other intangible assets was recorded.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Weighted-Average	December 31, 2025		December 31, 2024
	Remaining Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer Relationships	6.8	$636,734	$(294,683)	$550,518	$(241,263)
Backlog	1.4	24,148	(10,300)	54,918	(40,328)
Trade Names	17.8	177,746	(48,477)	151,561	(40,989)
Total		$838,628	$(353,460)	$756,997	$(322,580)

Identifiable intangible assets attributable to businesses acquired in 2025 have been preliminarily valued at $130.3 million, consisting of customer relationships, trade names and backlog. Identifiable intangible assets attributable to businesses acquired in 2024 have been valued at $251.3 million, consisting of customer relationships, trade names and backlog. The weighted-average initial amortization period for the identifiable intangible assets attributable to businesses acquired in 2025 and 2024 was 10.5 years and 9.1 years, respectively.

The amounts attributable to customer relationships and trade names are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or under a shorter period of time using the straight-line method if the pattern of economic benefit cannot be reliably estimated. Our intangible assets related to customer relationships and trade names are amortized over periods from one to twenty-five years. The amounts attributable to backlog are amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $79.6 million, $97.3 million and $43.4 million respectively.

As of December 31, 2025, future amortization expense of identifiable intangible assets was as follows (in thousands):

Year ending December 31—
2026	$76,564
2027	65,826
2028	63,119
2029	56,852
2030	44,317
Thereafter	178,490
Total	$485,168

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2025	2024
Land	—	$23,312	$12,898
Transportation equipment	1 - 7	259,218	223,741
Machinery and equipment	1 - 20	129,123	92,701
Computer and telephone equipment	1 - 10	35,860	32,636
Buildings and leasehold improvements	1 - 40	173,616	128,652
Furniture and fixtures	1 - 17	11,426	9,956
Construction in progress	—	48,024	26,233
		680,579	526,817
Less—Accumulated depreciation		(292,627)	(249,637)
Property and equipment, net		$387,952	$277,180

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $62.4 million, $48.2 million and $38.2 million, respectively.

8. Detail of Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued warranty costs	$22,855	$16,148
Current lease liability	35,542	28,158
Accrued job losses	43,958	21,636
Accrued sales and use tax	8,793	5,568
Liabilities due to former owners	36,750	87,417
Repayments to customers	—	250,008
Other current liabilities	88,484	92,656
	$236,382	$501,591

9. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2025	2024
Revolving credit facility	$100,000	$—
Notes to former owners	44,575	67,593
Other debt	651	742
Total debt	145,226	68,335
Less—current portion	(6,163)	(6,042)
Total long-term portion of debt	$139,063	$62,293

At December 31, 2025, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2026	$6,163
2027	24,246
2028	14,272
2029	545
2030	100,000
$145,226

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense on notes to former owners	$3,149	$3,616	$1,365
Interest expense on borrowings and unused commitment fees	3,832	1,434	7,507
Letter of credit fees	1,010	911	724
Amortization of debt financing costs	1,018	687	685
Total	$9,009	$6,648	$10,281

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined below), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2025, we had $100.0 million of outstanding borrowings on the revolving credit facility, $79.0 million in letters of credit outstanding and $921.0 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2025, the book value of these assets was approximately $258.4 million.

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

Other Restrictions—The Facility (a) permits unlimited acquisitions when our Net Leverage Ratio is less than or equal to 3.25 to 1.00, or 3.75 to 1.00 for the first four fiscal quarters ending after a material acquisition, (b) expands certain baskets for permitted indebtedness and liens, and (c) permits unlimited distributions, stock repurchases, and investments when the Net Leverage Ratio is less than or equal to 2.75 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s Net Leverage Ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted.

We were in compliance with all of our financial covenants as of December 31, 2025.

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

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2025 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	4.14%
Wells Fargo Bank, National Association Prime Rate	6.75%
One-month SOFR plus 1.00%	4.79%
SOFR Loan Option:
One-month SOFR	3.79%
Three-month SOFR	4.01%
Six-month SOFR	4.20%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025. There were no outstanding borrowings on the revolving credit facility as of December 31, 2024.

Notes to Former Owners

We have outstanding notes to the former owners of acquired companies. Together, these notes had an outstanding balance of $44.6 million as of December 31, 2025. At December 31, 2025, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	December 31, 2025	Interest Rates
2026	$6,125	2.5 - 5.5%
2027	24,200	4.0 - 5.5%
2028	14,250	4.3 - 5.5%
Total	$44,575

10. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense for the year ended December 31, 2025, 2024 and 2023 aggregated to $138.8 million, $94.3 million and $53.7 million, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of December 31, 2025 and 2024 was 6.0% and 6.1%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2025, 2024 and 2023 was $187.5 million, $136.9 million and $86.1 million, respectively.

The lease terms generally range from 3 to 15 years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 11.7 years and 10.9 years at December 31, 2025 and 2024, respectively.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the years ended December 31, 2025, 2024 and 2023 was approximately $10.1 million, $9.8 million and $7.6 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31,
	2025	2024
Operating lease right-of-use assets	$322,922	$229,106
Operating lease liabilities:
Other current liabilities	$35,542	$28,158
Long-term operating lease liabilities	302,590	212,107
Total operating lease liabilities	$338,132	$240,265

The maturities of operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Year ending December 31—
2026	$53,668
2027	49,622
2028	43,633
2029	37,828
2030	34,395
Thereafter	266,684
Total lease payments	485,830
Less—present value discount	(147,698)
Present value of operating lease liabilities	$338,132

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$45,550	$39,702
Operating lease right-of-use assets obtained in exchange for lease liabilities	$127,664	$54,344

11. Income Taxes

Provision for Income Taxes

Our provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2025	2024	2023
Current tax provision (benefit)—
Federal	$235,686	$170,844	$(34,722)
State	40,486	39,897	4,222
Total current	276,172	210,741	(30,500)
Deferred tax provision (benefit)—
Federal	(3,116)	(54,119)	81,119
State	(2,161)	(12,494)	14,177
Total deferred	(5,277)	(66,613)	95,296
Provision for income taxes	$270,895	$144,128	$64,796

Rate Reconciliation

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 resulted in effective tax rates on continuing operations of 20.9%, 21.6% and 16.7%, respectively. The reasons for the differences between these effective tax rates and the federal statutory tax rates are as follows (in thousands, except percentages):

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory tax rate	$271,625	21.0%	$139,978	21.0%	$81,521	21.0%
State and local income taxes, net of federal effect (a)	30,277	2.3%	21,648	3.2%	14,537	3.7%
Tax credits—
R&D tax credit	(30,509)	(2.4)%	(23,226)	(3.5)%	(35,033)	(9.0)%
Other	(19)	—	—	—	—	—
Nontaxable or nondeductible items	8,186	0.6%	5,328	0.8%	4,489	1.2%
Other adjustments	(8,665)	(0.6)%	400	0.1%	(718)	(0.2)%
Effective tax rate	$270,895	20.9%	$144,128	21.6%	$64,796	16.7%

(a) State taxes in Virginia, North Carolina, Arizona, New York, Alabama, Tennessee and Utah made up the majority (greater than 50%) of the tax effect of this category in 2025.

In February 2023, we filed amended federal tax returns for 2019 and 2020 requesting refunds primarily from claiming the credit for increasing research activities (the “R&D tax credit”). We previously recorded benefits of $18.9 million for such refund claims in the year 2022. Our refund claims are currently under examination by the Internal Revenue Service (the “IRS”) which, if allowed, would require review and approval by the Joint Committee on Taxation (the “JCT”). We do not expect the conclusion of the IRS examination and JCT review to have a material impact on our financial statements.

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

The One Big Beautiful Bill Act was enacted into law on July 4, 2025. The primary provisions of the law impacting us are the (i) reinstatement of immediate expensing of domestic R&E expenditures, together with conforming amendments to the R&D tax credit, (ii) reinstatement of 100% bonus depreciation, and (iii) termination of the energy efficient commercial buildings deduction. However, these provisions did not, and we expect they will not, have a material effect on our operating results, cash flows or financial condition.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Deferred tax assets—
Accounts receivable and allowance for credit losses	$5,097	$4,139
Stock-based compensation	6,977	5,329
Accrued liabilities and expenses	84,005	63,519
Lease liabilities	79,832	57,673
Net operating loss and tax credit carryforwards	2,023	2,963
Goodwill	17,162	24,592
Intangible assets	19,638	21,075
Other	2,214	1,685
Subtotal	216,948	180,975
Valuation allowances	(121)	(2,751)
Total deferred tax assets	216,827	178,224
Deferred tax liabilities—
Property and equipment	(44,621)	(29,970)
Lease right-of-use assets	(79,832)	(57,673)
Long-term contracts	(4,243)	(2,429)
Other	(7,884)	(4,936)
Total deferred tax liabilities	(136,580)	(95,008)
Net deferred tax assets	$80,247	$83,216

The deferred tax assets and deferred tax liabilities reflected above are included in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets	$84,139	$85,441
Deferred tax liabilities	$3,892	$2,225

As of December 31, 2025, our deferred tax assets were primarily attributable to accrued liabilities and expenses, goodwill, and intangible assets. All of the net operating loss (“NOL”) and tax credit carryforwards are for various state jurisdictions, the more significant amounts of which begin to expire after the year 2035.

We believe, however, that it is more likely than not that the benefits from the various state NOL and tax credit carryforwards will not all be realized. In recognition of this risk, we have provided a valuation allowance of $0.1 million on the deferred tax assets related to those state NOL and tax credit carryforwards. If or when recognized, the benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025 will be recognized as a reduction in our provision for income taxes.

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

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$30,128	$20,579	$11,530
Additions based on tax positions related to current year	7,889	7,591	6,370
Additions based on tax positions related to prior years	2,244	1,958	2,723
Reductions for tax positions related to prior years	(375)	—	(44)
Reductions for lapse of statute of limitations	(2,751)	—	—
Balance at end of year	$37,135	$30,128	$20,579

As of December 31, 2025, 2024 and 2023, we had $37.1 million, $30.1 million and $20.6 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rates. We also accrued $3.6 million, $1.8 million and $0.6 million for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2025, 2024, and 2023, respectively. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We are subject to taxation in the federal and various state jurisdictions. As of December 31, 2025, we remain open to IRS examination for the 2022 tax year forward.

State income tax returns are generally subject to examination for a period of three to four years after filing the returns. However, the state impact of any federal audit adjustments and/or amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2025, we generally remain open to examination by various state taxing authorities for the 2021 tax year forward.

12. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages, although a few of the plans’ employer contributions are discretionary in nature. These contributions totaled $40.1 million in 2025, $35.3 million in 2024 and $22.9 million in 2023.

Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2025 and 2024, we had 9 and 50 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2025, 2024 or 2023. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

As of December 31, 2025, we had life insurance policies covering certain employees, with a combined face value of $109.4 million. The policies are invested in several investment vehicles and are recorded at their cash surrender value. The cash surrender values associated with these policies were $10.5 million and $9.0 million as of December 31, 2025 and 2024, respectively, and are included in “Other Noncurrent Assets” in our Consolidated Balance Sheet.

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

As of December 31, 2025, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Self-Insurance

We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability, and other ancillary coverages, due to the relatively high per-incident deductibles and retained losses that we absorb under our insurance arrangements for these risks. We primarily manage and maintain our insured risks through our wholly owned captive insurance company. Loss estimates associated with the larger and longer-developing risks, such as workers’ compensation, auto liability and general liability, are reviewed and estimated by a third-party actuary quarterly and we accrue for these exposures based on that analysis. We generally retain the first $500,000 per occurrence for losses under our individual lines, and within our captive insurance company we absorb a larger portion of the first large loss in any given policy year, with reinsurance providing additional risk transfer for subsequent large losses, if any. Although we maintain some multi-year agreements for key reinsured risks, we renew most of our insurance policies each year, and therefore deductibles, reinsurance amounts and levels of coverage may change in future periods. For additional information regarding our insurance and the risks associated with insurance coverage, see “Item 1A—Risks Factors.”

14. Stockholders’ Equity

Stock Incentive Plans

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2025, there were 1.4 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of December 31, 2025, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.15 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2025, we repurchased 0.4 million shares for approximately $217.9 million, inclusive of the applicable excise tax, at an average price of $489.40 per share.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, restricted stock, restricted stock units and performance stock units. The vesting of contingently issuable performance stock units is based on the achievement of certain EPS targets and total shareholder return. These shares are considered contingently issuable shares for purposes of calculating diluted EPS. These shares are not included in the diluted EPS denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

Unvested restricted stock, restricted stock units and performance stock units are included in diluted EPS, weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units and performance stock units are included in basic EPS weighted outstanding from the vesting date.

The number of anti-dilutive stock-based awards excluded from the calculation of diluted EPS was less than 0.1 million for the years ended December 31, 2025, 2024 and 2023.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted EPS for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Common shares outstanding, end of period	35,177	35,561	35,685
Effect of using weighted-average common shares outstanding	172	128	117
Shares used in computing earnings per share—basic	35,349	35,689	35,802
Effect of shares issuable under stock option plans based on the treasury stock method	17	29	26
Effect of restricted and contingently issuable shares	47	57	67
Shares used in computing earnings per share—diluted	35,413	35,775	35,895

15. Stock-Based Compensation

Grants of restricted stock and restricted stock units and performance share units have been determined and administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $21.8 million, $16.6 million and $12.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Stock-based compensation expense is recognized using the straight-line method over the vesting period and generally vests over a three-year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock-based compensation arrangements was $4.6 million, $3.5 million and $2.7 million for each of the years ended December 31, 2025, 2024 and 2023.

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

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31, 2025
		Weighted-
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	79	$187.33
Granted	24	$378.49
Vested	(45)	$185.65
Forfeited	—	$—
Unvested at end of year	58	$269.97

Approximately $4.8 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 1.4 years. We determine the fair value of restricted stock and restricted stock units based on the quoted price of our stock at the date of grant. The weighted-average grant date fair value per share of restricted stock shares and units awarded during 2025, 2024 and 2023 was $378.49, $315.04 and $164.47, respectively. The fair value of restricted stock vested during the years ended December 31, 2025, 2024 and 2023 was $20.9 million, $19.8 million and $9.3 million, respectively.

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

Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model is used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2025 was $22.9 million. Of this amount, $8.0 million relates to the PSUs granted in 2023 whose performance period ended December 31, 2025. These awards will be settled within the upcoming year either in cash or stock. The fair value of performance stock units vested during the years ended December 31, 2025, 2024, and 2023 was $6.6 million, $5.4 million and $4.5 million, respectively. The expense related to performance stock units for the years ended December 31, 2025, 2024 and 2023 was $10.9 million, $7.8 million and $6.6 million, respectively. At the December 31, 2025 calculated fair market value, approximately $3.3 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.0 years.

We estimated the fair value of the total shareholder return portion of the PSUs as of December 31, 2025, 2024, and 2023 using a Monte Carlo simulation model with the following assumptions:

December 31, 2025	2025 PSU Grant	2024 PSU Grant
Risk-free interest rate	3.4%	3.5%
Dividend yield	0.3%	0.3%
Volatility	53.7%	61.4%
Look-back period (in years)	2.0	1.0

December 31, 2024	2024 PSU Grant	2023 PSU Grant
Risk-free interest rate	4.2%	4.1%
Dividend yield	0.3%	0.3%
Volatility	40.2%	44.9%
Look-back period (in years)	2.0	1.0

December 31, 2023	2023 PSU Grant	2022 PSU Grant
Risk-free interest rate	4.2%	4.7%
Dividend yield	0.5%	0.5%
Volatility	35.0%	35.1%
Look-back period (in years)	2.0	1.0

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

16. Segment Information

We have two reportable segments: (a) our mechanical segment, which includes HVAC, plumbing, piping, and controls, as well as off-site construction, monitoring and fire protection; and (b) our electrical segment, which includes installation and servicing of electrical systems. We consider these two lines of business to be separate segments because they require different skill sets, and the business models for providing services have some differences, as a mechanical system requires ongoing maintenance and monitoring and an electrical system generally does not. However, the business model for installation of new systems or retrofitting existing systems is very similar between the two segments. Segment information is prepared on the same basis that our Chief Operating Decision Maker (“CODM”) reviews financial information for operational decision-making purposes. Our CODM is the Chief Executive Officer. Our CODM allocates resources such as employees and capital resources primarily based on historical and potential future revenue, gross profit and operating income. Our CODM also uses segment gross profit and operating income when assessing pricing and performance by management teams in our operating segments.

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

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at December 31, 2025	$3,683,678	$1,765,570	$991,921	$6,441,169
Total assets at December 31, 2024	$3,162,677	$985,006	$563,405	$4,711,088

	Year Ended December 31, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$6,673,745	$2,427,896	$—	$9,101,641
Cost of services	5,101,349	1,804,393	—	6,905,742
Gross profit	1,572,396	623,503	—	2,195,899
Selling, general and administrative expenses	574,344	236,580	72,360	883,284
Gain on sale of assets	(1,433)	(541)	—	(1,974)
Operating income (loss)	$999,485	$387,464	$(72,360)	$1,314,589
Reconciliation to income before income taxes:
Other income (expense)				(21,136)
Income before income taxes				$1,293,453

Amortization of identifiable intangible assets	$54,162	$25,418	$—	$79,580
Depreciation expense	$50,754	$10,199	$1,426	$62,379
Capital expenditures	$126,436	$26,556	$1,911	$154,903

	Year Ended December 31, 2024
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$5,527,604	$1,499,872	$—	$7,027,476
Cost of services	4,413,108	1,137,957	—	5,551,065
Gross profit	1,114,496	361,915	—	1,476,411
Selling, general and administrative expenses	499,441	170,155	60,476	730,072
Gain on sale of assets	(1,813)	(1,217)	—	(3,030)
Operating income (loss)	$616,868	$192,977	$(60,476)	$749,369
Reconciliation to income before income taxes:
Other income (expense)				(82,808)
Income before income taxes				$666,561

Amortization of identifiable intangible assets	$74,873	$22,393	$—	$97,266
Depreciation expense	$39,601	$7,450	$1,168	$48,219
Capital expenditures	$80,957	$26,850	$3,264	$111,071

	Year Ended December 31, 2023
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$3,946,022	$1,260,738	$—	$5,206,760
Cost of services	3,195,916	1,020,335	—	4,216,251
Gross profit	750,106	240,403	—	990,509
Selling, general and administrative expenses	394,657	129,623	50,143	574,423
Gain on sale of assets	(1,715)	(587)	—	(2,302)
Operating income (loss)	$357,164	$111,367	$(50,143)	$418,388
Reconciliation to income before income taxes:
Other income (expense)				(30,194)
Income before income taxes				$388,194

Amortization of identifiable intangible assets	$17,619	$25,785	$—	$43,404
Depreciation expense	$30,850	$6,576	$736	$38,162
Capital expenditures	$82,449	$9,600	$2,789	$94,838

For the years ended December 31, 2025, 2024, and 2023, one customer represented 12.8%, 13.3% and 13.8% of consolidated revenue, respectively, and was included in our mechanical segment revenues.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired Feyen-Zylstra Holdings, LLC and Meisner Electric, Inc. in October 2025, Right Way Plumbing & Mechanical LLC in May 2025 and Century Contractors, LLC in January 2025. Due to the recent nature of these business combinations, Feyen Zylstra, Meisner, Right Way, and Century’s internal control over financial reporting and related processes have not been fully integrated into the Company’s existing systems and internal control over financial reporting as of December 31, 2025. As such, our management has excluded Feyen Zylstra, Meisner, Right Way, and Century from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Collectively, Feyen Zylstra, Meisner, Right Way and Century comprised 7.0% of total assets and 2.2% of revenues in our consolidated financial statements as of and for the year ended December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comfort Systems USA, Inc and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”) (acquired October 1, 2025), Meisner Electric, Inc. (“Meisner”) (acquired October 1, 2025), Right Way Plumbing & Mechanical LLC (“Right Way”) (acquired May 1, 2025) and Century Contractors, LLC (“Century”) (acquired January 1, 2025) and whose financial statements collectively constitute 7.0% of total assets and 2.2% of total revenues in the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Feyen Zylstra, Meisner, Right Way and Century.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 19, 2026

ITEM 9B. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2025, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

The other information required by this Item 10 will be furnished on or prior to May 1, 2026 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information.

ITEMS 11, 12, 13 AND 14.

The information required by Items 11, 12, 13 and 14 will be furnished on or prior to May 1, 2026 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

None.

ITEM 16. Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
4.2	Description of Registrant’s Securities	4.2	2019 Form 10-K
*10.1	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.2	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.3	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
10.4	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.5	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
10.6	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
10.7	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
10.8	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.9	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 7, 2014	10.1	April 9, 2014 Form 8-K
*10.10	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.11	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	2015 Form 10-K
*10.12	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.13	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K
10.14	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
10.15	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.16	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.17	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.18	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.19	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.20	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.21	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
10.22	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
10.23	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.56	2019 Form 10-K
10.24	Agreement and Plan of Merger dated as of March 9, 2020 among Comfort Systems USA, Inc., OSC Acquisition Corp., TAS Energy Inc., and Element Partners II, L.P., as Stockholder Representative	2.1	March 13, 2020 Form 8-K
*10.25	Resignation and General Release Agreement between Comfort Systems USA, Inc. and Terrence Young, dated as of January 18, 2022	10.1	January 19, 2022 Form 8-K
10.26	Third Amended and Restated Credit Agreement dated as of May 25, 2022 by and among Comfort Systems USA, Inc., as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.1	May 27, 2022 Form 8-K/A
*10.27	Form of Restricted Stock Unit Agreement with a Blank Vesting Schedule under the Company’s 2017 Omnibus Incentive Plan	10.2	Second Quarter 2022 Form 10-Q
*10.28	Form of Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2023 Form 10-Q
*10.29	Form of Dollar-denominated Performance Restricted Stock Unit Agreement with Revisions under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2023 Form 10-Q
*10.30	Form of Restricted Stock Unit Agreement without “Rule of 75” Vesting under the Company’s 2017 Omnibus Incentive Plan	10.34	2023 Form 10-K
10.31	Fourth Amended and Restated Credit Agreement dated as of August 27, 2025 by and among Comfort Systems USA, Inc. as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.1	September 2, 2025 Form 8-K
10.32	Fourth Amended and Restated Credit Agreement dated as of August 27, 2025 by and among Comfort Systems USA, Inc. as Borrower, the Lenders listed on the signature pages thereof, and Wells Fargo Bank, National Association, as Agent for the Lenders	10.32	Filed Herewith
19	Insider Trading Window Policy		Filed Herewith
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Deloitte & Touche LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
97	Comfort Systems USA, Inc. Policy for Recoupment of Incentive Compensation		2023 Form 10-K
101.INS	Inline XBRL Instance Document		Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed Herewith
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
Chief Executive Officer
Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	Chief Executive Officer and Director	February 19, 2026
Brian E. Lane	(Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 19, 2026
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 19, 2026
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chair of the Board	February 19, 2026
Franklin Myers

/s/ Darcy G. Anderson	Director	February 19, 2026
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 19, 2026
Herman E. Bulls

/s/ RHOMAN J. HARDY	Director	February 19, 2026
Rhoman J. Hardy

/s/ Gaurav Kapoor	Director	February 19, 2026
Gaurav Kapoor

/s/ Pablo G. Mercado	Director	February 19, 2026
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 19, 2026
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 19, 2026
Constance E. Skidmore

/s/ Cindy L. Wallis-Lage	Director	February 19, 2026
Cindy L. Wallis-Lage