Form 10-Q
period 2026-03-31
COMFORT SYSTEMS USA INC
filed 2026-04-23
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13011

COMFORT SYSTEMS USA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	76-0526487 (I.R.S. Employer Identification No.)
9753 Katy Freeway Suite 700 Houston, Texas 77024 (Address of Principal Executive Offices) (Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of April 17, 2026 was 35,202,424 (excluding treasury shares of 5,920,941).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,050,164	$981,898
Billed accounts receivable, less allowance for credit losses of $19,991 and $19,708, respectively	2,805,270	2,577,858
Unbilled accounts receivable, less allowance for credit losses of $1,746 and $1,508, respectively	137,070	123,197
Other receivables, less allowance for credit losses of $267 and $325, respectively	108,885	116,157
Inventories	93,947	84,066
Prepaid expenses and other	177,588	138,560
Costs and estimated earnings in excess of billings, less allowance for credit losses of $505 and $255, respectively	128,007	88,817
Total current assets	4,500,931	4,110,553
PROPERTY AND EQUIPMENT, NET	515,796	387,952
LEASE RIGHT-OF-USE ASSETS	321,652	322,922
GOODWILL	1,025,515	1,025,515
IDENTIFIABLE INTANGIBLE ASSETS, NET	464,774	485,168
DEFERRED TAX ASSETS	83,183	84,139
OTHER NONCURRENT ASSETS	26,495	24,920
Total assets	$6,938,346	$6,441,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$25	$6,163
Accounts payable	719,590	696,348
Accrued compensation and benefits	278,182	291,722
Billings in excess of costs and estimated earnings and deferred revenue	2,345,279	2,120,262
Accrued self-insurance	37,933	42,973
Other current liabilities	249,784	236,382
Total current liabilities	3,630,793	3,393,850
LONG-TERM DEBT	39,054	139,063
LEASE LIABILITIES	300,005	302,590
DEFERRED TAX LIABILITIES	3,892	3,892
OTHER LONG-TERM LIABILITIES	149,554	153,000
Total liabilities	4,123,298	3,992,395
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,936,242 and 5,946,145 shares, respectively	(500,449)	(496,006)
Additional paid-in capital	388,276	363,314
Retained earnings	2,926,810	2,581,055
Total stockholders’ equity	2,815,048	2,448,774
Total liabilities and stockholders’ equity	$6,938,346	$6,441,169

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
REVENUE	$2,865,332	$1,831,286
COST OF SERVICES	2,110,920	1,427,870
Gross profit	754,412	403,416
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	268,996	194,874
GAIN ON SALE OF ASSETS	(302)	(556)
Operating income	485,718	209,098
OTHER INCOME (EXPENSE):
Interest income	8,512	4,267
Interest expense	(2,178)	(1,619)
Changes in the fair value of contingent earn-out obligations	(10,370)	(3,758)
Other	464	24
Other income (expense)	(3,572)	(1,086)
INCOME BEFORE INCOME TAXES	482,146	208,012
PROVISION FOR INCOME TAXES	111,768	38,723
NET INCOME	$370,378	$169,289

INCOME PER SHARE:
Basic	$10.52	$4.77
Diluted	$10.51	$4.75

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,207	35,524
Diluted	35,251	35,605

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2025
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676
Net income	—	—	—	—	—	169,289	169,289
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	18,448	1,156	5,445	—	6,601
Shares received in lieu of tax withholding on vested stock	—	—	(7,330)	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	—	—	5,474	—	5,474
Dividends ($0.40 per share)	—	—	—	—	—	(14,162)	(14,162)
Share repurchases	—	—	(264,054)	(92,243)	—	—	(92,243)
BALANCE AT MARCH 31, 2025	41,123,365	$411	(5,815,389)	$(367,508)	$361,653	$1,782,457	$1,777,013

	Three Months Ended
	March 31, 2026
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2025	41,123,365	$411	(5,946,145)	$(496,006)	$363,314	$2,581,055	$2,448,774
Net income	—	—	—	—	—	370,378	370,378
Issuance of Stock:
Issuance of shares for options exercised	—	—	9,000	754	(371)	—	383
Issuance of restricted stock & performance stock	—	—	5,674	476	7,535	—	8,011
Shares received in lieu of tax withholding on vested stock	—	—	(2,218)	(3,125)	—	—	(3,125)
Stock-based compensation	—	—	—	—	17,798	—	17,798
Dividends ($0.70 per share)	—	—	—	—	—	(24,623)	(24,623)
Share repurchases	—	—	(2,553)	(2,548)	—	—	(2,548)
BALANCE AT MARCH 31, 2026	41,123,365	$411	(5,936,242)	$(500,449)	$388,276	$2,926,810	$2,815,048

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$370,378	$169,289
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	20,394	20,115
Depreciation expense	18,566	14,010
Change in right-of-use assets	12,668	7,658
Bad debt expense	838	1,380
Deferred tax provision	956	2,032
Amortization of debt financing costs	232	169
Gain on sale of assets	(302)	(556)
Changes in the fair value of contingent earn-out obligations	10,370	3,758
Stock-based compensation	19,406	8,037
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(214,734)	48,265
Inventories	(9,881)	(3,821)
Prepaid expenses and other current assets	(15,666)	(2,044)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(52,575)	(150,100)
Other noncurrent assets	(597)	24
Increase (decrease) in—
Accounts payable and other current liabilities	4,879	(312,499)
Billings in excess of costs and estimated earnings and deferred revenue	225,017	103,063
Other long-term liabilities	(1,121)	3,270
Net cash provided by (used in) operating activities	388,828	(87,950)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(147,473)	(22,208)
Proceeds from sales of property and equipment	874	1,095
Cash paid for acquisitions, net of cash acquired	(6,097)	(68,412)
Payments for investments	(45,071)	(7,258)
Proceeds from investments	13,766	—
Net cash used in investing activities	(184,001)	(96,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facility	(100,000)	—
Payments on other debt	(6,147)	(5,993)
Payments of dividends to stockholders	(24,623)	(14,162)
Share repurchases	(2,548)	(91,369)
Shares received in lieu of tax withholding	(3,125)	(2,622)
Proceeds from exercise of options	383	—
Payments for contingent consideration arrangements	(501)	(46,302)
Net cash used in financing activities	(136,561)	(160,448)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,266	(345,181)
CASH AND CASH EQUIVALENTS, beginning of period	981,898	549,939
CASH AND CASH EQUIVALENTS, end of period	$1,050,164	$204,758

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation, and air conditioning (“HVAC”), plumbing, electrical, piping, and controls, as well as off-site construction, monitoring, and fire protection. We build, install, maintain, repair, and replace mechanical, electrical, and plumbing (“MEP”) systems throughout the United States. The terms “Comfort Systems,” “we,” “us,” “our,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2025 (the “Form 10-K”).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses, and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, self-insurance accruals, accounting for income taxes, fair value accounting for acquisitions, and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Entities may apply the standard prospectively or may elect retrospective application. We are currently evaluating the impact ASU 2024-03 will have on our disclosures; however, the standard will not have an impact on our consolidated financial position, results of operations, or cash flows.

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

For the reasons listed above, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use a cost-to-cost input method to measure our progress towards satisfaction of the performance obligation for our contracts, as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, other direct costs, and an allocation of indirect costs.

For a small portion of our business in which our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time. As with construction jobs, we recognize revenue over time; however, for service maintenance agreements in which the full cost to provide services may not be known, we generally use an input method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services. Our revenue recognition policy is further discussed in Note 3, “Revenue from Contracts with Customers.”

Accounts Receivable and Allowance for Credit Losses

We are required to estimate and record the expected credit losses over the contractual life of our financial assets measured at amortized cost, including billed and unbilled accounts receivable, other receivables, and contract assets. Accounts receivable include amounts from work completed in which we have billed or have an unconditional right to bill our customers. Our trade receivables are contractually due in less than a year.

We estimate our credit losses using a loss-rate method for each of our identified portfolio segments. Our portfolio segments are construction, service, and other. While our construction and service financial assets are often with the same subset of customers and industries, our construction financial assets will generally have a lower loss rate than service financial assets due to lien rights, which we are more likely to have on construction jobs. These lien rights result in lower credit loss expenses on average compared to receivables that do not have lien rights. Financial assets classified as “other” include receivables that are not related to our core revenue producing activities, such as receivables related to our acquisition activity from former owners, our vendor rebate program or receivables for estimated losses in excess of our insurance deductible, which are accrued with a corresponding accrued insurance liability.

Loss rates for our portfolios are based on numerous factors, including our history of credit loss expense by portfolio, the financial strength of our customers and counterparties in each portfolio, the aging of our receivables, our expectation of likelihood of payment, macroeconomic trends in the United States, and the current and forecasted nonresidential construction market trends in the United States.

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

Income Taxes

We conduct business throughout the United States in virtually all 50 states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in the federal and various state jurisdictions with differing tax rates and rules. In addition, discrete items such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, uncertain tax positions, and accounting for losses associated with underperforming operations.

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

The One Big Beautiful Bill Act was enacted into law on July 4, 2025. The primary provisions of the law impacting us are the (i) reinstatement of immediate expensing of domestic R&E expenditures, together with conforming amendments to the credit for increasing research activities, (ii) reinstatement of 100% bonus depreciation, and (iii) termination of the energy efficient commercial buildings deduction. However, these provisions did not, and we expect they will not, have a material effect on our operating results, cash flows, or financial condition.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, U.S. Treasury bills, accounts receivable, other receivables, and accounts payable, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

As of March 31, 2026, we had a $64.8 million investment in U.S. Treasury bills with maturities greater than 90 days but less than one year, which is recorded at amortized cost and is included in “Prepaid Expenses and Other” in our Consolidated Balance Sheet.

3. Revenue from Contracts with Customers

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Sales-based taxes are excluded from revenue.

We provide mechanical and electrical contracting services. Our mechanical segment principally includes HVAC, plumbing, piping, and controls, as well as off-site construction, monitoring, and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair, and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers. Revenue can be earned based on an agreed-upon fixed price or based on actual costs incurred, marked up at an agreed-upon percentage.

We account for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. We consider the start of a project to be when the above criteria have been met and we have either written authorization from the customer to proceed or an executed contract.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment. The consideration to which we are entitled on our long-term contracts may include both fixed and variable amounts. Variable amounts can either increase or decrease the transaction price. A common example of variable amounts that can either increase or decrease contract value are pending change orders that represent contract modifications for which a change in scope has been authorized or acknowledged by our customer, but the final adjustment to contract price is yet to be negotiated. Other examples of positive variable revenue include amounts awarded upon achievement of certain performance metrics, program milestones, or cost of completion date targets and can be based upon customer discretion. Variable amounts can result in a deduction from contract revenue if we fail to meet stated performance requirements, such as complying with the construction schedule.

We include estimated amounts of variable consideration in the contract price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the contract price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available to us. We reassess the amount of variable consideration each accounting period until the uncertainty associated with the variable consideration is resolved. Changes in the assessed amount of variable consideration are accounted for prospectively as a cumulative adjustment to revenue recognized in the current period.

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

We have a Company-wide policy requiring periodic review of the Estimate at Completion in which management reviews the progress and execution of our performance obligations and estimated remaining obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenue and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables.

Based on this analysis, any adjustments to revenue, cost of services, and the related impact to operating income are recognized as necessary in the quarter when they become known. These adjustments may result from positive program performance if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those performance obligations or realizing related opportunities and may result in an increase in operating income during the performance of individual performance obligations. Likewise, if we determine we will not be successful in mitigating these risks or realizing related opportunities, these adjustments may result in a decrease in operating income. Changes in estimates of revenue, cost of services, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, meaning we recognize in the current period the cumulative effect of the changes on current and prior periods based on our progress towards complete satisfaction of a performance obligation. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For projects in which estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

During the three months ended March 31, 2026 and 2025, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 8.1% and 5.8%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

Disaggregation of Revenue

Our consolidated 2026 revenue was derived from contracts to provide service activities in the mechanical and electrical segments we serve. Refer to Note 11, “Segment Information”, for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by service provided, customer type, and activity type, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2026		2025
Mechanical Segment	$2,060,622	71.9%	$1,402,215	76.6%
Electrical Segment	804,710	28.1%	429,071	23.4%
Total	$2,865,332	100.0%	$1,831,286	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2026		2025
Technology	$1,616,515	56.4%	$677,553	37.0%
Manufacturing	536,442	18.7%	452,786	24.7%
Healthcare	220,534	7.7%	182,542	10.0%
Government	133,417	4.8%	96,281	5.3%
Education	130,313	4.5%	161,242	8.8%
Office Buildings	80,340	2.8%	122,526	6.7%
Retail, Restaurants and Entertainment	81,286	2.8%	77,009	4.2%
Multi-Family and Residential	35,035	1.2%	28,353	1.5%
Other	31,450	1.1%	32,994	1.8%
Total	$2,865,332	100.0%	$1,831,286	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2026		2025
New Construction	$2,133,494	74.5%	$1,065,084	58.2%
Existing Building Construction	436,601	15.2%	492,603	26.9%
Service Projects	138,088	4.8%	119,214	6.5%
Service Calls, Maintenance and Monitoring	157,149	5.5%	154,385	8.4%
Total	$2,865,332	100.0%	$1,831,286	100.0%

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from sales under long term contracts when the cost-to-cost method of revenue recognition is used, revenue recognized exceeds the amount billed to the customer, and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are not considered to have a significant financing component, as they are intended to protect the customer in the event that we do not perform our obligations under the contract.

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

Contract assets and liabilities in the Consolidated Balance Sheet consisted of the following amounts as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$128,007	$88,817
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$2,345,279	$2,120,262

In the first three months of 2026 and 2025, we recognized revenue of $1.19 billion and $655.7 million, respectively, related to our contract liabilities at January 1, 2026 and January 1, 2025, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2026 and 2025.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $12.45 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

At times, we use derivative instruments to manage exposure to market risk, including interest rate risk. We currently do not have any derivatives that are accounted for as hedges under Accounting Standards Codification (“ASC”) 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,050,164	$—	$—	$1,050,164
U.S. Treasury bills	$—	$64,763	$—	$64,763
Contingent earn-out obligations	$—	$—	$25,064	$25,064

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$981,898	$—	$—	$981,898
U.S. Treasury bills	$—	$34,357	$—	$34,357
Contingent earn-out obligations	$—	$—	$34,842	$34,842

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

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income, and a weighted-average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Balance at beginning of period	$34,842	$140,156
Issuances	—	4,059
Settlements	(20,148)	(142,846)
Adjustments to fair value	10,370	33,473
Balance at end of period	$25,064	$34,842

5. Acquisitions

On October 1, 2025, we acquired all of the issued and outstanding membership interests of Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”), headquartered in Michigan, for a total preliminary purchase price of $109.8 million, which included $99.0 million of cash paid on the closing date, $4.3 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment. Feyen Zylstra operates in the Midwest and Southern United States and provides electrical design, installation, and maintenance services primarily to the industrial, technology, and healthcare sectors. As a result of the acquisition, Feyen Zylstra is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Feyen Zylstra acquisition is deductible for tax purposes.

On October 1, 2025, we acquired all of the issued and outstanding shares of capital stock of Meisner Electric, Inc. (“Meisner”), headquartered in Florida, for a total preliminary purchase price of $74.9 million, which included $64.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, and a working capital adjustment. Meisner operates in Florida and provides greenfield construction services and electrical design, installation, and renovation services primarily to the healthcare, commercial, and government sectors. As a result of the acquisition, Meisner is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Meisner acquisition is not deductible for tax purposes.

On May 31, 2025, we acquired all of the issued and outstanding shares of capital stock of a mechanical service provider in New York for a total preliminary purchase price of $2.8 million, which is reported in our mechanical segment. The goodwill recognized as a result of this acquisition is deductible for tax purposes.

On May 1, 2025, we acquired all of the issued and outstanding membership interests of Right Way Plumbing & Mechanical LLC (“Right Way”), headquartered in Florida, for a total preliminary purchase price of $65.0 million, which included $49.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment. Right Way operates in the Southeastern United States and provides plumbing installation and maintenance services. As a result of the acquisition, Right Way is included in our mechanical segment. The goodwill recognized as a result of the Right Way acquisition is deductible for tax purposes.

On January 1, 2025, we acquired all of the issued and outstanding membership interests of Century Contractors, LLC (“Century”), headquartered in North Carolina, for a total purchase price of $84.2 million, which included $73.1 million of cash paid on the closing date, $5.5 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment. Century operates in the Southeastern United States and specializes in self-performing mechanical installation, pipe fabrication and installation, steel erection, equipment setting, and concrete installations. As a result of the acquisition, Century is a wholly owned subsidiary of the Company reported in our mechanical segment. The goodwill recognized as a result of the Century acquisition is deductible for tax purposes.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2024	$601,512	$273,758	$875,270
Acquisitions and purchase price adjustments (See Note 5)	52,897	97,348	150,245
Balance at December 31, 2025	654,409	371,106	1,025,515
Acquisitions and purchase price adjustments (See Note 5)	—	—	—
Balance at March 31, 2026	$654,409	$371,106	$1,025,515

Identifiable Intangible Assets, Net

At March 31, 2026, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2026 (remainder of the year)	$56,170
2027	65,826
2028	63,119
2029	56,852
2030	44,317
Thereafter	178,490
Total	$464,774

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility	$—	$100,000
Notes to former owners	38,450	44,575
Other debt	629	651
Total debt	39,079	145,226
Less—current portion	(25)	(6,163)
Total long-term portion of debt	$39,054	$139,063

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined in the Facility), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of March 31, 2026, we had no outstanding borrowings on the revolving credit facility, $82.8 million in letters of credit outstanding, and $1.02 billion of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. These interest rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two interest rates:

	Net Leverage Ratio
	Less than 1.00	1.00 to less than 1.75	1.75 to less than 2.50	2.50 to less than 3.00	3.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.00%	0.25%	0.50%	0.75%	1.00%
SOFR Loan Option	1.00%	1.25%	1.50%	1.75%	2.00%

There were no outstanding borrowings on the revolving credit facility as of March 31, 2026. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025.

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

The Facility contains financial covenants defining various financial measures and the level of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2026.

Notes to Former Owners

We have outstanding notes to the former owners of our acquired companies. Together, these notes had an outstanding balance of $38.5 million as of March 31, 2026. On March 31, 2026, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2026	Interest Rates
2027	$24,200	4.0 - 5.5%
2028	14,250	4.3 - 5.5%
Total	$38,450

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $48.1 million and $25.8 million for the three months ended March 31, 2026 and 2025, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average discount rate for our operating leases as of March 31, 2026 and December 31, 2025 was 5.8% and 6.0%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2026 and 2025 was $63.6 million and $36.9 million, respectively.

The lease terms generally range from 3 to 15 years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted-average remaining lease term for our operating leases was 10.4 years at March 31, 2026 and 11.7 years at December 31, 2025.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties was approximately $2.5 million for both the three months ended March 31, 2026 and 2025.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheet as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$321,652	$322,922
Operating lease liabilities:
Other current liabilities	$39,477	$35,542
Long-term operating lease liabilities	300,005	302,590
Total operating lease liabilities	$339,482	$338,132

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2026 (excluding the three months ended March 31, 2026)	$42,784
2027	54,447
2028	48,858
2029	43,112
2030	37,951
Thereafter	237,312
Total lease payments	464,464
Less—present value discount	(124,982)
Present value of operating lease liabilities	$339,482

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$14,906	$10,703
Operating lease right-of-use assets obtained in exchange for lease liabilities	$11,398	$5,172

9. Commitments and Contingencies

Claims and Lawsuits

We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results, cash flows, or financial condition, after giving effect to provisions already recorded.

As of March 31, 2026, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Current market conditions for surety markets and bonding capacity are adequate, with acceptable terms and conditions. Historically, approximately 10% to 20% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessments of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers, and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Self-Insurance

We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability, and other ancillary coverages, due to the relatively high per-incident deductibles and retained losses that we absorb under our insurance arrangements for these risks. We primarily manage and maintain our insured risks through our wholly owned captive insurance company. Loss estimates associated with the larger and longer-developing risks, such as workers’ compensation, auto liability, and general liability, are reviewed and estimated by a third-party actuary quarterly, and we accrue for these exposures based on that analysis.

10. Stockholders’ Equity

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, restricted stock, restricted stock units, and performance stock units. The vesting of contingently issuable performance stock units is based on the achievement of certain EPS targets and total shareholder return. These shares are considered contingently issuable shares for purposes of calculating diluted EPS. These shares are not included in the diluted EPS denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

Unvested restricted stock, restricted stock units and performance stock units are included in diluted EPS weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units and performance stock units are included in basic EPS weighted outstanding from the vesting date.

The number of anti-dilutive stock-based awards excluded from the calculation of diluted EPS was less than 0.1 million for the three months ended March 31, 2026 and 2025.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted EPS for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Common shares outstanding, end of period	35,187	35,308
Effect of using weighted-average common shares outstanding	20	216
Shares used in computing earnings per share—basic	35,207	35,524
Effect of shares issuable under stock option plans based on the treasury stock method	5	27
Effect of restricted and contingently issuable shares	39	54
Shares used in computing earnings per share—diluted	35,251	35,605

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of March 31, 2026, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.37 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the three months ended March 31, 2026, we repurchased less than 0.1 million shares for approximately $2.5 million, inclusive of the applicable excise tax, at an average price of $998.27 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at March 31, 2026	$4,072,000	$1,760,094	$1,106,252	$6,938,346
Total assets at December 31, 2025	$3,683,678	$1,765,570	$991,921	$6,441,169

	Three Months Ended March 31, 2026
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$2,060,622	$804,710	$—	$2,865,332
Cost of services	1,506,345	604,575	—	2,110,920
Gross profit	554,277	200,135	—	754,412
Selling, general and administrative expenses	156,514	79,854	32,628	268,996
Loss (gain) on sale of assets	(347)	45	—	(302)
Operating income (loss)	$398,110	$120,236	$(32,628)	$485,718
Reconciliation to income before income taxes:
Other income (expense)				(3,572)
Income before income taxes				$482,146

Amortization of identifiable intangible assets	$10,777	$9,617	$—	$20,394
Depreciation expense	$15,236	$2,958	$372	$18,566
Capital expenditures	$140,214	$6,629	$630	$147,473

	Three Months Ended March 31, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,402,215	$429,071	$—	$1,831,286
Cost of services	1,097,696	330,174	—	1,427,870
Gross profit	304,519	98,897	—	403,416
Selling, general and administrative expenses	132,270	44,046	18,558	194,874
Loss (gain) on sale of assets	(352)	(204)	—	(556)
Operating income (loss)	$172,601	$55,055	$(18,558)	$209,098
Reconciliation to income before income taxes:
Other income (expense)				(1,086)
Income before income taxes				$208,012

Amortization of identifiable intangible assets	$14,590	$5,525	$—	$20,115
Depreciation expense	$11,404	$2,303	$303	$14,010
Capital expenditures	$18,419	$3,539	$250	$22,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of applicable securities laws and regulations. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” “our,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

Introduction and Overview

We are a national provider of comprehensive mechanical and electrical installation, renovation, maintenance, repair and replacement services within the mechanical and electrical services industries. We operate primarily in the commercial, industrial and institutional markets and perform most of our work in technology, manufacturing, healthcare, education, government, office, and retail facilities. We operate our business in two business segments: mechanical and electrical.

Nature and Economics of Our Business

In our mechanical business segment, customers hire us to ensure heating, ventilation, and air conditioning (“HVAC”) systems deliver specified or generally expected heating, cooling, conditioning, and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting.

In our electrical business segment, our principal business activity is electrical construction and engineering in the commercial and industrial fields. We also perform electrical contracting services and electrical service work.

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

Approximately 94.5% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

Labor, materials, and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin, and such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

As of March 31, 2026, we had 8,048 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $3.3 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $24.73 billion of aggregate contract value as of March 31, 2026, or approximately 94% of a total contract value for all projects in progress, totaling $26.39 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of March 31, 2026, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(in millions)
Under $2 million	6,883	$1,657.3
$2 million - $10 million	675	3,003.3
$10 million - $20 million	184	2,622.8
$20 million - $40 million	154	4,337.8
Greater than $40 million	152	14,767.1
Total	8,048	$26,388.3

In addition to project work, approximately 5.5% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to 30 days. We also provide maintenance and repair services under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain 30- to 60-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 50 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings, and receivables. We also monitor selling, general, administrative, and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries, and location of the work.

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

Economic and Industry Factors

As a mechanical and electrical services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the United States, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the fiscal condition of federal, state, and local governments.

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

Operating Environment and Management Emphasis

We have experienced increasing demand since 2022, culminating in an unprecedented overall demand environment in 2025 and through the first quarter of 2026. We currently expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels during 2026. Over the last several years, we have also experienced increases in labor costs and delays in delivery of certain materials and equipment. We anticipate that cost pressures and intermittent delays in our supply chain will persist over the next several quarters.

We have a credit facility in place with terms we believe are favorable that does not expire until October 2030. As of March 31, 2026, we had $1.02 billion of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last 27 calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended March 31, 2026, to the items that we disclosed as our “Critical Accounting Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2025. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2, “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Revenue	$2,865,332	100.0%	$1,831,286	100.0%
Cost of services	2,110,920	73.7%	1,427,870	78.0%
Gross profit	754,412	26.3%	403,416	22.0%
Selling, general and administrative expenses	268,996	9.4%	194,874	10.6%
Gain on sale of assets	(302)	—	(556)	—
Operating income	485,718	17.0%	209,098	11.4%
Interest income	8,512	0.3%	4,267	0.2%
Interest expense	(2,178)	(0.1)%	(1,619)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(10,370)	(0.4)%	(3,758)	(0.2)%
Other income	464	—	24	—
Income before income taxes	482,146	16.8%	208,012	11.4%
Provision for income taxes	111,768		38,723
Net income	$370,378	12.9%	$169,289	9.2%

We had 50 operating locations as of December 31, 2025 and March 31, 2026. We did not make any changes to operating locations during the first quarter of 2026. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2026 to 2025, as described below, excludes Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”), which was acquired on October 1, 2025, Meisner Electric, Inc. (“Meisner”), which was acquired on October 1, 2025, and Right Way Plumbing & Mechanical LLC (“Right Way”), which was acquired on May 1, 2025. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the first quarter of 2026 increased $1.03 billion, or 56.5%, to $2.87 billion compared to the same period in 2025. The increase included a 5.0% increase related to the Feyen Zylstra, Meisner, and Right Way acquisitions, as well as a 51.5% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
Revenue:
Mechanical Segment	$2,060,622	71.9%	$1,402,215	76.6%
Electrical Segment	804,710	28.1%	429,071	23.4%
Total	$2,865,332	100.0%	$1,831,286	100.0%

Revenue for our mechanical segment increased $658.4 million, or 47.0%, to $2.06 billion for the first quarter of 2026 compared to the same period in 2025. Of this increase, $20.8 million resulted from the acquisition of Right Way and $637.6 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($181.4 million), one of our Indiana operations ($137.7 million), and one of our North Carolina operations ($133.1 million).

Revenue for our electrical segment increased $375.6 million, or 87.5%, to $804.7 million for the first quarter of 2026 compared to the same period in 2025. Of this increase, $70.0 million resulted from the acquisition of Feyen Zylstra and Meisner and $305.6 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($200.9 million).

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Project work generally lasts less than one year. Service agreement revenue, service work, and short duration projects, which are generally billed as performed, do not flow through backlog. Accordingly, backlog represents only a portion of our revenue for any given future period, and it represents revenue that is likely to be reflected in our operating results over the next six to 12 months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

The following table presents our operating segment backlog (in thousands, except percentages):

	March 31, 2026		December 31, 2025		March 31, 2025
Backlog:
Mechanical Segment	$9,593,241	77.0%	$9,026,661	75.6%	$5,205,745	75.6%
Electrical Segment	2,861,485	23.0%	2,917,940	24.4%	1,683,073	24.4%
Total	$12,454,726	100.0%	$11,944,601	100.0%	$6,888,818	100.0%

Backlog as of March 31, 2026 was $12.45 billion, a 4.3% increase from December 31, 2025 backlog of $11.94 billion, and an 80.8% increase from March 31, 2025 backlog of $6.89 billion. The sequential backlog was primarily a result of increased project bookings in the technology sector at one of our North Carolina operations ($255.5 million) and one of our Virginia operations ($214.5 million). The sequential backlog increase was partially offset by completion of project work in the technology sector at one of our Indiana operations ($120.1 million). The year-over-year backlog increase included the acquisitions of Right Way ($96.0 million), Feyen Zylstra ($88.3 million), and Meisner ($61.0 million), and, as well as a same-store increase of $5.32 billion, or 77.2%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings in the technology sector at our Texas modular operation ($1.50 billion), one of our North Carolina operations ($1.20 billion), one of our Texas operations ($899.3 million), one of our Indiana operations ($669.5 million), and our Texas electrical operation ($663.8 million).

Gross Profit—Gross profit increased $351.0 million, or 87.0%, to $754.4 million for the first quarter of 2026 as compared to the same period in 2025. The increase included a $17.5 million, or 4.3%, increase related to the Feyen Zylstra, Meisner, and Right Way acquisitions, as well as a $333.5 million, or 82.7%, increase on a same-store basis. The same-store increase in gross profit was driven by a 51.5% increase in same store revenues in the current year, as well as improved execution in our operations across numerous operating locations. During the first quarter of 2026, we benefited from favorable developments on projects nearing completion, including change orders received on certain jobs during the quarter, of approximately $43.1 million. These favorable developments impacted both our mechanical and electrical segments, with the largest portion benefiting the mechanical segment. As a percentage of revenue, gross profit for the first quarter increased from 22.0% in 2025 to 26.3% in 2026, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $74.1 million, or 38.0%, to $269.0 million for the first quarter of 2026 as compared to 2025. On a same-store basis, excluding amortization expense, SG&A increased $62.1 million, or 34.4%. The same-store increase was primarily due to higher revenue and increased compensation costs ($54.0 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $1.8 million during the period, primarily as a result of the Feyen Zylstra, Meisner, and Right Way acquisitions. As a percentage of revenue, SG&A for the first quarter decreased from 10.6% in 2025 to 9.4% in 2026 due to leverage resulting from the increase in revenue.

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

	Three Months Ended March 31,
	2026	2025

	(in thousands)
SG&A	$268,996	$194,874
Less: SG&A from companies acquired	(10,311)	—
Less: Amortization expense	(16,321)	(14,562)
Same-store SG&A, excluding amortization expense	$242,364	$180,312

Interest Income—Interest income increased $4.2 million, or 99.5%, to $8.5 million for the first quarter of 2026 as compared to the same period in 2025. The increase in interest income for the first quarter of 2026 was primarily due to an increase in our average cash balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the first quarter of 2026 increased $6.6 million, or 175.9%, as compared to the same period in 2025. The increase in earn-out expense was primarily driven by higher actual and projected earnings at Feyen Zylstra. The increase in earn-out expense was partially offset by lower expenses at one of our Texas operations, as a result of them achieving their maximum cumulative earn-out target in the prior year.

Provision for Income Taxes—Our provision for income taxes for the three months ended March 31, 2026 was $111.8 million with an effective tax rate of 23.2% as compared to a provision for income taxes of $38.7 million with an effective tax rate of 18.6% for the same period in 2025. The effective tax rate for 2026 was higher than the 21% federal statutory rate primarily due to $12.7 million of net state income taxes (2.6%) and $4.2 million of nontaxable or nondeductible items (0.9%), partially offset by a $7.2 million credit for increasing research activities (“R&D tax credit”) (1.5%). The effective tax rate for 2025 was lower than the 21% federal statutory rate primarily due to recognizing $8.9 million of net interest income on our 2022 federal overpayment (4.3%) and a $6.3 million R&D tax credit (3.0%), partially offset by $7.0 million of net state income taxes (3.3%) and $2.5 million of nontaxable or nondeductible items (1.2%).

Outlook

We experienced an unprecedented demand environment in 2025 and through the first quarter of 2026, and we continue to experience increased labor costs and intermittent supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we anticipate high ongoing demand leading to solid earnings for the remainder of 2026. Although we are preparing for a wide range of challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our manufacturing and technology customers, are likely to continue for the remainder of 2026.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$388,828	$(87,950)
Investing activities	(184,001)	(96,783)
Financing activities	(136,561)	(160,448)
Net increase in cash and cash equivalents	$68,266	$(345,181)
Free cash flow:
Net cash provided by operating activities	$388,828	$(87,950)
Purchases of property and equipment	(147,473)	(22,208)
Proceeds from sales of property and equipment	874	1,095
Free cash flow	$242,229	$(109,063)

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

Net Cash Provided by (Used in) Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment, and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects, which can be impacted by the weather, project delays, or accelerations and other economic factors that may affect customer spending.

Net cash provided by operating activities was $388.8 million during the first three months of 2026 compared to $88.0 million net cash used in operating activities during the same period in 2025. The $476.8 million increase in net cash provided by operating activities was primarily driven by higher earnings before non-cash expenses such as amortization of intangible assets in the current year and a $317.4 million benefit from increases in accounts payable and other current liabilities driven by the size and timing of payments, including an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024, as a result of tax relief from the Internal Revenue Service due to Hurricane Beryl that did not recur in the current year. We also had a $122.0 million benefit from changes in billings in excess of costs and estimated earnings and deferred revenue driven by timing of customer billings and payments. These increases in cash were partially offset by a $263.0 million increase in receivables, net.

Net Cash Used in Investing Activities—During the first three months of 2026, net cash used in investing activities was $184.0 million compared to $96.8 million during the same period in 2025. The $87.2 million increase in net cash used in investing activities was primarily attributable to a $103.0 million building purchase during the first quarter of 2026 to support growth in our modular business. We expect capital expenditures for the full year of 2026 to be higher than our recent average as we continue to invest in the growth of our business. The increase in capital expenditures was partially offset by a decrease in cash paid (net of cash acquired) for acquisitions in the current year compared to the same period in 2025.

Net Cash Used in Financing Activities—Net cash used in financing activities was $136.6 million for the first three months of 2026 compared to $160.4 million during the same period in 2025. The $23.9 million decrease in net cash used in financing activities was primarily due to a decrease in share repurchases of $88.8 million and a decrease in payments for contingent consideration related to acquisitions of $45.8 million in the current year compared to the same period in 2025. These decreases were partially offset by an increase in debt payments in the current year compared to the same period in 2025.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of March 31, 2026, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.37 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the three months ended March 31, 2026, we repurchased less than 0.1 million shares for approximately $2.5 million, inclusive of the applicable excise tax, at an average price of $998.27 per share.

Debt

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined in the Facility), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of March 31, 2026, we had no outstanding borrowings on the revolving credit facility, $82.8 million in letters of credit outstanding, and $1.02 billion of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. These interest rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two interest rates.

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

As of March 31, 2026, we have $82.8 million in letter of credit commitments, of which $64.1 million will expire in 2026 and $18.7 million will expire in 2027. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next 12 months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the level of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of March 31, 2026.

Notes to Former Owners

We have outstanding notes to the former owners of our acquired companies. Together, these notes had an outstanding balance of $38.5 million as of March 31, 2026. On March 31, 2026, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	March 31, 2026	Interest Rates
2027	$24,200	4.0 - 5.5%
2028	14,250	4.3 - 5.5%
Total	$38,450

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

Under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 10% to 20% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessments of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers, and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

There were no outstanding borrowings on the revolving credit facility as of March 31, 2026. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments in the current year on those assets required to be measured at fair value on a nonrecurring basis.

The valuation of the Company’s contingent earn-out payments is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payment, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in management’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results, cash flows, or financial condition, after giving effect to provisions already recorded.

As of March 31, 2026, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of March 31, 2026, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.37 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the three months ended March 31, 2026, we repurchased less than 0.1 million shares for approximately $2.5 million, inclusive of the applicable excise tax, at an average price of $998.27 per share.

During the quarter ended March 31, 2026, we purchased shares of our common stock in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	2,253	$958.77	10,880,907	877,057
February 1 - February 28	—	$—	10,880,907	877,057
March 1 - March 31	300	$1,294.95	10,881,207	876,757
	2,553	$998.27	10,881,207	876,757

________________________________________

(1)	Purchased as part of a stock repurchase program announced on March 29, 2007, under which, since the inception of this program, 11.8 million shares have been approved for repurchase.

Under our stock incentive plans, employees may elect to have us withhold common shares to satisfy statutory federal, state, and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended March 31, 2026, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

Form of Performance Restricted Stock Unit Agreement

During the quarter ended March 31, 2026, the Company revised the form of performance restricted stock unit award agreement under the 2017 Omnibus Incentive Plan to provide that future performance restricted stock unit awards (“PSU”) will be denominated in a specific number of shares rather than a target dollar value. This revised form will be used for PSU grants made on or after March 23, 2026. The Company has filed the revised form of award agreement as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
10.1*	Form of Stock-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

April 23, 2026	By:	/s/ Brian E. Lane
Brian E. Lane
Chief Executive Officer and Director

April 23, 2026	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 23, 2026	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer