Form 10-Q
period 2026-06-30
COMFORT SYSTEMS USA INC
filed 2026-07-23
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the issuer’s common stock as of July 17, 2026 was 35,194,329 (excluding treasury shares of 5,929,036).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,854,794	$981,898
Billed accounts receivable, less allowance for credit losses of $23,491 and $19,708, respectively	3,278,811	2,577,858
Unbilled accounts receivable, less allowance for credit losses of $1,636 and $1,508, respectively	136,617	123,197
Other receivables, less allowance for credit losses of $270 and $325, respectively	122,100	116,157
Inventories	104,804	84,066
Prepaid expenses and other	146,723	138,560
Costs and estimated earnings in excess of billings, less allowance for credit losses of $416 and $255, respectively	144,553	88,817
Total current assets	5,788,402	4,110,553
PROPERTY AND EQUIPMENT, NET	653,873	387,952
LEASE RIGHT-OF-USE ASSETS	299,638	322,922
GOODWILL	1,101,475	1,025,515
IDENTIFIABLE INTANGIBLE ASSETS, NET	534,580	485,168
DEFERRED TAX ASSETS	80,920	84,139
OTHER NONCURRENT ASSETS	28,918	24,920
Total assets	$8,487,806	$6,441,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$215	$6,163
Accounts payable	771,906	696,348
Accrued compensation and benefits	403,471	291,722
Billings in excess of costs and estimated earnings and deferred revenue	3,231,104	2,120,262
Accrued self-insurance	40,141	42,973
Other current liabilities	321,927	236,382
Total current liabilities	4,768,764	3,393,850
LONG-TERM DEBT	53,849	139,063
LEASE LIABILITIES	273,969	302,590
DEFERRED TAX LIABILITIES	3,892	3,892
OTHER LONG-TERM LIABILITIES	170,063	153,000
Total liabilities	5,270,537	3,992,395
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,923,156 and 5,946,145 shares, respectively	(517,499)	(496,006)
Additional paid-in capital	394,107	363,314
Retained earnings	3,340,250	2,581,055
Total stockholders’ equity	3,217,269	2,448,774
Total liabilities and stockholders’ equity	$8,487,806	$6,441,169

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE	$3,265,656	$2,173,319	$6,130,988	$4,004,605
COST OF SERVICES	2,421,428	1,663,422	4,532,348	3,091,292
Gross profit	844,228	509,897	1,598,640	913,313
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	287,047	210,466	556,043	405,340
GAIN ON SALE OF ASSETS	(785)	(442)	(1,087)	(998)
Operating income	557,966	299,873	1,043,684	508,971
OTHER INCOME (EXPENSE):
Interest income	11,051	2,819	19,563	7,086
Interest expense	(1,437)	(1,605)	(3,615)	(3,224)
Changes in the fair value of contingent earn-out obligations	(2,045)	(4,073)	(12,415)	(7,831)
Other	708	(530)	1,172	(506)
Other income (expense)	8,277	(3,389)	4,705	(4,475)
INCOME BEFORE INCOME TAXES	566,243	296,484	1,048,389	504,496
PROVISION FOR INCOME TAXES	124,641	65,636	236,409	104,359
NET INCOME	$441,602	$230,848	$811,980	$400,137

INCOME PER SHARE:
Basic	$12.54	$6.54	$23.06	$11.30
Diluted	$12.53	$6.53	$23.03	$11.28

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,221	35,307	35,216	35,415
Diluted	35,254	35,369	35,255	35,486

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Six Months Ended
	June 30, 2025
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676
Net income	—	—	—	—	—	169,289	169,289
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	18,448	1,156	5,445	—	6,601
Shares received in lieu of tax withholding on vested stock	—	—	(7,330)	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	—	—	5,474	—	5,474
Dividends ($0.40 per share)	—	—	—	—	—	(14,162)	(14,162)
Share repurchases	—	—	(264,054)	(92,243)	—	—	(92,243)
BALANCE AT MARCH 31, 2025	41,123,365	411	(5,815,389)	(367,508)	361,653	1,782,457	1,777,013
Net income	—	—	—	—	—	230,848	230,848
Issuance of Stock:
Issuance of shares for options exercised	—	—	12,500	830	(377)	—	453
Issuance of restricted stock & performance stock	—	—	35,609	2,337	(2,337)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(12,255)	(3,977)	—	—	(3,977)
Stock-based compensation	—	—	—	—	2,723	—	2,723
Dividends ($0.45 per share)	—	—	—	—	—	(15,871)	(15,871)
Share repurchases	—	—	(62,378)	(19,980)	—	—	(19,980)
BALANCE AT JUNE 30, 2025	41,123,365	$411	(5,841,913)	$(388,298)	$361,662	$1,997,434	$1,971,209

	Six Months Ended
	June 30, 2026
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2025	41,123,365	$411	(5,946,145)	$(496,006)	$363,314	$2,581,055	$2,448,774
Net income	—	—	—	—	—	370,378	370,378
Issuance of Stock:
Issuance of shares for options exercised	—	—	9,000	754	(371)	—	383
Issuance of restricted stock & performance stock	—	—	5,674	476	7,535	—	8,011
Shares received in lieu of tax withholding on vested stock	—	—	(2,218)	(3,125)	—	—	(3,125)
Stock-based compensation	—	—	—	—	17,798	—	17,798
Dividends ($0.70 per share)	—	—	—	—	—	(24,623)	(24,623)
Share repurchases	—	—	(2,553)	(2,548)	—	—	(2,548)
BALANCE AT MARCH 31, 2026	41,123,365	411	(5,936,242)	(500,449)	388,276	2,926,810	2,815,048
Net income	—	—	—	—	—	441,602	441,602
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	25,729	2,171	(2,171)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(9,472)	(13,537)	—	—	(13,537)
Stock-based compensation	—	—	—	—	8,002	—	8,002
Dividends ($0.80 per share)	—	—	—	—	—	(28,162)	(28,162)
Share repurchases	—	—	(3,171)	(5,684)	—	—	(5,684)
BALANCE AT JUNE 30, 2026	41,123,365	$411	(5,923,156)	$(517,499)	$394,107	$3,340,250	$3,217,269

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$811,980	$400,137
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	43,668	39,906
Depreciation expense	38,602	28,866
Change in right-of-use assets	23,719	14,968
Bad debt expense	4,328	3,688
Deferred tax provision	3,219	1,097
Amortization of debt financing costs	464	340
Gain on sale of assets	(1,087)	(998)
Changes in the fair value of contingent earn-out obligations	12,415	7,831
Stock-based compensation	28,612	12,193
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(633,131)	(239,680)
Inventories	(20,738)	(11,420)
Prepaid expenses and other current assets	(3)	3,817
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(49,629)	(163,567)
Other noncurrent assets	(3,129)	135
Increase (decrease) in—
Accounts payable and other current liabilities	215,497	(320,130)
Billings in excess of costs and estimated earnings and deferred revenue	1,061,506	376,780
Other long-term liabilities	(8,039)	10,582
Net cash provided by operating activities	1,528,254	164,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(288,837)	(53,481)
Proceeds from sales of property and equipment	2,132	2,064
Cash paid for acquisitions, net of cash acquired	(162,845)	(124,093)
Payments for investments	(66,123)	(7,478)
Proceeds from investments	48,209	—
Net cash used in investing activities	(467,464)	(182,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facility	(100,000)	—
Payments on other debt	(10,097)	(6,015)
Payments of dividends to stockholders	(52,785)	(30,033)
Share repurchases	(8,232)	(111,290)
Shares received in lieu of tax withholding	(16,662)	(6,599)
Proceeds from exercise of options	383	453
Payments for contingent consideration arrangements	(501)	(46,302)
Net cash used in financing activities	(187,894)	(199,786)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	872,896	(218,229)
CASH AND CASH EQUIVALENTS, beginning of period	981,898	549,939
CASH AND CASH EQUIVALENTS, end of period	$1,854,794	$331,710

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation, and air conditioning (“HVAC”), plumbing, electrical, piping, and controls, as well as off-site construction, monitoring, and fire protection. We build, install, maintain, repair, and replace mechanical, electrical, and plumbing systems throughout the United States. The terms “Comfort Systems,” “we,” “us,” “our,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Recent Accounting Pronouncements

The Company has not identified any material developments related to recent accounting pronouncements since those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

In February 2023, we filed amended federal tax returns for 2019 and 2020 requesting refunds primarily from claiming the credit for increasing research activities (the “R&D tax credit”). We previously recorded benefits of $18.9 million for such refund claims in the year 2022. Following an Internal Revenue Service (“IRS”) examination, the Joint Committee on Taxation approved our refunds in May 2026. As a result, our provision for income taxes in the second quarter of 2026 included a $5.3 million benefit due to a reduction in unrecognized tax benefits plus $1.4 million (or $1.1 million, net of tax) of related interest income. The cash refunds totaling $29.8 million, which were received in July 2026, include $5.3 million (or $4.2 million, net of tax) of interest income.

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

Investments

As of June 30, 2026, we had a $51.6 million investment in U.S. Treasury bills with maturities greater than 90 days but less than one year, which is recorded at amortized cost and is included in “Prepaid expenses and other” in our Consolidated Balance Sheets.

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

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they are capitalized and amortized over the life of the contract using a cost-to-cost input method to measure progress towards contract completion. We do not currently have any capitalized obtainment or fulfillment costs in our Consolidated Balance Sheets and have not incurred any impairment loss on such costs in the current year.

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

During the three months ended June 30, 2026 and 2025, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 7.7% and 4.4%, respectively, as a result of changes in estimates associated with performance obligations on contracts. During the six months ended June 30, 2026 and 2025, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 7.9% and 5.0%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2026		2025		2026		2025
Mechanical Segment	$2,296,667	70.3%	$1,638,672	75.4%	$4,357,289	71.1%	$3,040,887	75.9%
Electrical Segment	968,989	29.7%	534,647	24.6%	1,773,699	28.9%	963,718	24.1%
Total	$3,265,656	100.0%	$2,173,319	100.0%	$6,130,988	100.0%	$4,004,605	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2026		2025		2026		2025
Technology	$1,917,354	58.7%	$934,199	43.0%	$3,533,869	57.6%	$1,611,752	40.2%
Manufacturing	535,357	16.4%	473,040	21.8%	1,071,799	17.5%	925,826	23.1%
Healthcare	230,783	7.1%	200,341	9.2%	451,317	7.4%	382,883	9.6%
Education	168,252	5.1%	194,845	8.9%	301,669	4.9%	356,087	8.9%
Government	145,507	4.4%	107,753	5.0%	275,820	4.5%	204,034	5.1%
Office Buildings	92,468	2.8%	110,461	5.1%	172,808	2.8%	232,987	5.9%
Retail, Restaurants, and Entertainment	89,893	2.8%	85,107	3.9%	171,179	2.8%	162,116	4.0%
Multi-Family and Residential	44,678	1.4%	33,214	1.5%	79,713	1.3%	61,567	1.5%
Other	41,364	1.3%	34,359	1.6%	72,814	1.2%	67,353	1.7%
Total	$3,265,656	100.0%	$2,173,319	100.0%	$6,130,988	100.0%	$4,004,605	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2026		2025		2026		2025
New Construction	$2,454,064	75.1%	$1,256,866	57.9%	$4,587,558	74.8%	$2,321,950	58.0%
Existing Building Construction	483,469	14.8%	607,236	27.9%	920,070	15.0%	1,099,839	27.5%
Service Projects	144,742	4.4%	146,271	6.7%	282,830	4.6%	265,485	6.6%
Service Calls, Maintenance, and Monitoring	183,381	5.7%	162,946	7.5%	340,530	5.6%	317,331	7.9%
Total	$3,265,656	100.0%	$2,173,319	100.0%	$6,130,988	100.0%	$4,004,605	100.0%

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

Contract assets and liabilities in the Consolidated Balance Sheets consisted of the following amounts as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$144,553	$88,817
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$3,231,104	$2,120,262

In the first six months of 2026 and 2025, we recognized revenue of $1.58 billion and $871.6 million, respectively, related to our contract liabilities at January 1, 2026 and January 1, 2025, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2026 and 2025.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $14.06 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,854,794	$—	$—	$1,854,794
U.S. Treasury bills	$—	$51,604	$—	$51,604
Contingent earn-out obligations	$—	$—	$44,727	$44,727

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$981,898	$—	$—	$981,898
U.S. Treasury bills	$—	$34,357	$—	$34,357
Contingent earn-out obligations	$—	$—	$34,842	$34,842

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

We own U.S. Treasury bills with maturities greater than 90 days but less than one year, which we classify as held-to-maturity in accordance with ASC 320 “Investments – Debt Securities,” given that the Company has the ability and intent to hold the investments until maturity. These investments are included within “Prepaid expenses and other” in the Consolidated Balance Sheets. Due to their short-term maturity, the amortized cost of our U.S. Treasury bills approximates their fair value.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income, and a weighted-average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of June 30, 2026, cash flows were discounted using a weighted-average cost of capital of 17.5%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Balance at beginning of period	$34,842	$140,156
Issuances	17,618	4,059
Settlements	(20,148)	(142,846)
Adjustments to fair value	12,415	33,473
Balance at end of period	$44,727	$34,842

5. Acquisitions

On May 1, 2026 we acquired all of the issued and outstanding membership interests of R.C. Hunt Electric, LLC (“Hunt”), headquartered in Utah, for a total preliminary purchase price of $206.0 million, which included $167.2 million of cash paid on the closing date, $15.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment. Hunt operates in the

Western United States and provides electrical design and construction services primarily to the industrial, technology, commercial, and infrastructure sectors. As a result of the acquisition, Hunt is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Hunt acquisition is deductible for tax purposes.

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

On May 31, 2025, we acquired all of the issued and outstanding shares of capital stock of a mechanical service provider in New York for a total purchase price of $2.8 million, which is reported in our mechanical segment. The goodwill recognized as a result of this acquisition is deductible for tax purposes.

On May 1, 2025, we acquired all of the issued and outstanding membership interests of Right Way Plumbing & Mechanical LLC (“Right Way”), headquartered in Florida, for a total purchase price of $65.0 million, which included $49.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment. Right Way operates in the Southeastern United States and provides plumbing installation and maintenance services. As a result of the acquisition, Right Way is included in our mechanical segment. The goodwill recognized as a result of the Right Way acquisition is deductible for tax purposes.

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

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our Consolidated Balance Sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisitions pending the completion of the final valuation of intangible assets and accrued liabilities. The acquisitions completed in the current and prior year, respectively, were not material either individually or in the aggregate. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, when they are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out under which continued employment is a condition to receipt of payment, then the earn-out is recorded as compensation expense over the period earned.

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2024	$601,512	$273,758	$875,270
Acquisitions and purchase price adjustments (See Note 5)	52,897	97,348	150,245
Balance at December 31, 2025	654,409	371,106	1,025,515
Acquisitions and purchase price adjustments (See Note 5)	—	75,960	75,960
Balance at June 30, 2026	$654,409	$447,066	$1,101,475

Identifiable Intangible Assets, Net

At June 30, 2026, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2026 (remainder of the year)	$47,332
2027	81,587
2028	70,629
2029	64,362
2030	51,827
Thereafter	218,843
Total	$534,580

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving credit facility	$—	$100,000
Notes to former owners	53,450	44,575
Other debt	614	651
Total debt	54,064	145,226
Less—current portion	(215)	(6,163)
Total long-term portion of debt	$53,849	$139,063

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined in the Facility), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2026, we had no outstanding borrowings on the revolving credit facility, $87.8 million in letters of credit outstanding, and $1.01 billion of credit available.

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

There were no outstanding borrowings on the revolving credit facility as of June 30, 2026. The weighted-average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025.

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

The Facility contains financial covenants defining various financial measures and the level of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2026.

Notes to Former Owners

We have outstanding notes to the former owners of our acquired companies. Together, these notes had an outstanding balance of $53.5 million as of June 30, 2026. On June 30, 2026, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2026	Interest Rates
2027	$24,200	4.0 - 5.5%
2028	14,250	4.3 - 5.5%
2029	15,000	4.5%
Total	$53,450

F

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases is for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets.

We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as short-term leases on equipment and facilities. Variable lease expense and short-term lease expense aggregated to $62.1 million and $27.3 million for the three months ended June 30, 2026 and 2025, respectively. Variable lease expense and short-term lease expense aggregated to $110.2 million and $53.1 million in the first six months of 2026 and 2025, respectively. These expenses were primarily related to short-term equipment rentals. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average discount rate for our operating leases as of June 30, 2026 and December 31, 2025 was 5.8% and 6.0%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended June 30, 2026 and 2025 was $78.4 million and $38.3 million, respectively. Operating lease expense for the six months ended June 30, 2026 and 2025 was $142.0 million and $75.2 million, respectively.

The lease terms generally range from 3 to 15 years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted-average remaining lease term for our operating leases was 9.3 years at June 30, 2026 and 11.7 years at December 31, 2025.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended June 30, 2026 and 2025 was approximately $2.7 million and $2.5 million, respectively. Rent paid to related parties for the six months ended June 30, 2026 and 2025 was approximately $5.2 million and $5.0 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the operating lease assets and liabilities included in the Consolidated Balance Sheets as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$299,638	$322,922
Operating lease liabilities:
Other current liabilities	$41,876	$35,542
Long-term operating lease liabilities	273,969	302,590
Total operating lease liabilities	$315,845	$338,132

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2026 (remainder of the year)	$29,186
2027	56,437
2028	49,582
2029	43,275
2030	37,521
Thereafter	201,067
Total lease payments	417,068
Less—present value discount	(101,223)
Present value of operating lease liabilities	$315,845

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$14,356	$10,599	$29,262	$21,302
Operating lease right-of-use assets obtained in exchange for lease liabilities	$(10,963)	$7,120	$435	$12,292

The amount of operating lease right-of-use assets obtained in exchange for lease liabilities presented in the table above reflects all lease-related changes affecting right-of-use assets during the period, including new lease commencements, modifications of existing leases that result in changes to lease terms, and lease terminations. As a result, the amount reported for a given period may be negative if reductions in right-of-use assets from lease terminations and other lease modifications exceed additions from new leases and lease remeasurements.

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

As of June 30, 2026, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

The number of anti-dilutive stock-based awards excluded from the calculation of diluted EPS was less than 0.1 million for the three and six months ended June 30, 2026 and 2025.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted EPS for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common shares outstanding, end of period	35,200	35,281	35,200	35,281
Effect of using weighted-average common shares outstanding	21	26	16	134
Shares used in computing earnings per share—basic	35,221	35,307	35,216	35,415
Effect of shares issuable under stock option plans based on the treasury stock method	—	21	3	24
Effect of restricted and contingently issuable shares	33	41	36	47
Shares used in computing earnings per share—diluted	35,254	35,369	35,255	35,486

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of June 30, 2026, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.88 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the six months ended June 30, 2026, we repurchased less than 0.1 million shares for approximately $8.2 million, inclusive of the applicable excise tax, at an average price of $1,438.19 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at June 30, 2026	$4,391,510	$2,254,819	$1,841,477	$8,487,806
Total assets at December 31, 2025	$3,683,678	$1,765,570	$991,921	$6,441,169

	Three Months Ended June 30, 2026
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$2,296,667	$968,989	$—	$3,265,656
Cost of services	1,708,157	713,271	—	2,421,428
Gross profit	588,510	255,718	—	844,228
Selling, general and administrative expenses	162,398	101,825	22,824	287,047
Gain on sale of assets	(626)	(159)	—	(785)
Operating income (loss)	$426,738	$154,052	$(22,824)	$557,966
Reconciliation to income before income taxes:
Other income (expense)				8,277
Income before income taxes				$566,243

Amortization of identifiable intangible assets	$10,429	$12,845	$—	$23,274
Depreciation expense	$16,408	$3,243	$385	$20,036
Capital expenditures	$131,818	$9,185	$361	$141,364

	Three Months Ended June 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,638,672	$534,647	$—	$2,173,319
Cost of services	1,264,066	399,356	—	1,663,422
Gross profit	374,606	135,291	—	509,897
Selling, general and administrative expenses	137,074	55,235	18,157	210,466
Gain on sale of assets	(371)	(71)	—	(442)
Operating income (loss)	$237,903	$80,127	$(18,157)	$299,873
Reconciliation to income before income taxes:
Other income (expense)				(3,389)
Income before income taxes				$296,484

Amortization of identifiable intangible assets	$14,266	$5,525	$—	$19,791
Depreciation expense	$12,093	$2,458	$305	$14,856
Capital expenditures	$24,879	$6,093	$301	$31,273

	Six Months Ended June 30, 2026
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$4,357,289	$1,773,699	$—	$6,130,988
Cost of services	3,214,502	1,317,846	—	4,532,348
Gross profit	1,142,787	455,853	—	1,598,640
Selling, general and administrative expenses	318,912	181,679	55,452	556,043
Gain on sale of assets	(973)	(114)	—	(1,087)
Operating income (loss)	$824,848	$274,288	$(55,452)	$1,043,684
Reconciliation to income before income taxes:
Other income (expense)				4,705
Income before income taxes				$1,048,389

Amortization of identifiable intangible assets	$21,206	$22,462	$—	$43,668
Depreciation expense	$31,644	$6,201	$757	$38,602
Capital expenditures	$272,032	$15,814	$991	$288,837

	Six Months Ended June 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$3,040,887	$963,718	$—	$4,004,605
Cost of services	2,361,762	729,530	—	3,091,292
Gross profit	679,125	234,188	—	913,313
Selling, general and administrative expenses	269,344	99,281	36,715	405,340
Gain on sale of assets	(723)	(275)	—	(998)
Operating income (loss)	$410,504	$135,182	$(36,715)	$508,971
Reconciliation to income before income taxes:
Other income (expense)				(4,475)
Income before income taxes				$504,496

Amortization of identifiable intangible assets	$28,856	$11,050	$—	$39,906
Depreciation expense	$23,497	$4,761	$608	$28,866
Capital expenditures	$43,298	$9,632	$551	$53,481

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

Introduction and Overview

We are a national provider of comprehensive mechanical and electrical installation, renovation, maintenance, repair, and replacement services within the mechanical and electrical services industries. We operate primarily in the commercial, industrial, and institutional markets and perform most of our work in technology, manufacturing, healthcare, education, government, office, and retail facilities. We operate our business in two business segments: mechanical and electrical.

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

Approximately 94.4% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of June 30, 2026, we had 8,941 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $3.3 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $28.06 billion of aggregate contract price as of June 30, 2026, or approximately 94% of a total aggregate contract price for all projects in progress, totaling $29.88 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of June 30, 2026, by aggregate contract price, is as follows:

		Aggregate
	No. of	Contract Price
Contract Price of Project	Projects	(in millions)
Under $2 million	7,659	$1,819.1
$2 million - $10 million	756	3,326.5
$10 million - $25 million	242	3,887.5
$25 million - $50 million	159	5,513.5
Greater than $50 million	125	15,335.5
Total	8,941	$29,882.1

In addition to project work, approximately 5.6% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to 30 days. We also provide maintenance and repair services under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain 30- to 60-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 51 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings, and receivables. We also monitor selling, general, administrative, and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries, and location of the work.

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

Operating Environment and Management Emphasis

We have experienced increasing demand since 2022, culminating in an unprecedented overall demand environment in 2025 and through the second quarter of 2026. We currently expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels during 2026. Over the last several years, we have also experienced increases in labor costs and delays in delivery of certain materials and equipment. We anticipate that cost pressures and intermittent delays in our supply chain will persist over the next several quarters.

We have a credit facility in place with terms we believe are favorable that does not expire until October 2030. As of June 30, 2026, we had $1.01 billion of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last 27 calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended June 30, 2026 to the items that we disclosed as our “Critical Accounting Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2025. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2, “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue	$3,265,656	100.0%	$2,173,319	100.0%	$6,130,988	100.0%	$4,004,605	100.0%
Cost of services	2,421,428	74.1%	1,663,422	76.5%	4,532,348	73.9%	3,091,292	77.2%
Gross profit	844,228	25.9%	509,897	23.5%	1,598,640	26.1%	913,313	22.8%
Selling, general and administrative expenses	287,047	8.8%	210,466	9.7%	556,043	9.1%	405,340	10.1%
Gain on sale of assets	(785)	—	(442)	—	(1,087)	—	(998)	—
Operating income	557,966	17.1%	299,873	13.8%	1,043,684	17.0%	508,971	12.7%
Interest income	11,051	0.3%	2,819	0.1%	19,563	0.3%	7,086	0.2%
Interest expense	(1,437)	—	(1,605)	(0.1)%	(3,615)	(0.1)%	(3,224)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(2,045)	(0.1)%	(4,073)	(0.2)%	(12,415)	(0.2)%	(7,831)	(0.2)%
Other income (expense)	708	—	(530)	—	1,172	—	(506)	—
Income before income taxes	566,243	17.3%	296,484	13.6%	1,048,389	17.1%	504,496	12.6%
Provision for income taxes	124,641		65,636		236,409		104,359
Net income	$441,602	13.5%	$230,848	10.6%	$811,980	13.2%	$400,137	10.0%

We had 50 operating locations as of December 31, 2025. In the second quarter of 2026, we completed the acquisition of R.C. Hunt Electric, LLC (“Hunt”), which reports as a separate operating location. We had 51 operating locations as of June 30, 2026. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2026 to 2025, as described below, excludes Hunt, which was acquired on May 1, 2026, Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”), which was acquired on October 1, 2025, Meisner Electric, Inc. (“Meisner”), which was acquired on October 1, 2025, and four months of results for Right Way Plumbing & Mechanical LLC (“Right Way”), which was acquired on May 1, 2025. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the second quarter of 2026 increased $1.09 billion, or 50.3%, to $3.27 billion compared to the same period in 2025. The increase included a 6.5% increase primarily related to the Hunt, Feyen Zylstra, and Meisner acquisitions, as well as a 43.8% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2026		2025
Revenue:
Mechanical Segment	$2,296,667	70.3%	$1,638,672	75.4%
Electrical Segment	968,989	29.7%	534,647	24.6%
Total	$3,265,656	100.0%	$2,173,319	100.0%

Revenue for our mechanical segment increased $658.0 million, or 40.2%, to $2.30 billion for the second quarter of 2026 compared to the same period in 2025. Of this increase, $8.4 million resulted from the acquisition of Right Way and $649.6 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($219.4 million), one of our Indiana operations ($123.6 million), and one of our North Carolina operations ($115.5 million).

Revenue for our electrical segment increased $434.3 million, or 81.2%, to $969.0 million for the second quarter of 2026 compared to the same period in 2025. Of this increase, $132.6 million resulted from the acquisition of Hunt, Feyen Zylstra, and Meisner and $301.7 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($186.6 million).

Revenue for the first six months of 2026 increased $2.13 billion, or 53.1%, to $6.13 billion compared to the same period in 2025. The increase included a 5.8% increase primarily related to the Hunt, Feyen Zylstra, Meisner, and Right Way acquisitions, as well as a 47.3% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2026		2025
Revenue:
Mechanical Segment	$4,357,289	71.1%	$3,040,887	75.9%
Electrical Segment	1,773,699	28.9%	963,718	24.1%
Total	$6,130,988	100.0%	$4,004,605	100.0%

Revenue for our mechanical segment increased $1.32 billion, or 43.3%, to $4.36 billion for the first six months of 2026 compared to the same period in 2025. Of this increase, $29.2 million resulted from the acquisition of Right Way and $1.29 billion was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($400.8 million), one of our Indiana operations ($261.2 million), and one of our North Carolina operations ($248.6 million).

Revenue for our electrical segment increased $810.0 million, or 84.0%, to $1.77 billion for the first six months of 2026 compared to the same period in 2025. Of this increase, $202.6 million resulted from the acquisition of Hunt, Feyen Zylstra, and Meisner and $607.4 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($387.5 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	June 30, 2026		December 31, 2025		June 30, 2025
Backlog:
Mechanical Segment	$10,058,662	71.5%	$9,026,661	75.6%	$5,814,217	71.6%
Electrical Segment	4,002,847	28.5%	2,917,940	24.4%	2,309,491	28.4%
Total	$14,061,509	100.0%	$11,944,601	100.0%	$8,123,708	100.0%

Backlog as of June 30, 2026 was $14.06 billion, a 12.9% increase from March 31, 2026 backlog of $12.45 billion, and a 73.1% increase from June 30, 2025 backlog of $8.12 billion. The sequential backlog increase included the acquisition of Hunt ($217.4 million), as well as a same-store increase of $1.39 billion, or 11.2%. Same-store sequential backlog growth was primarily a result of increased project bookings in the technology sector at our Texas electrical operation ($1.00 billion) and our Texas modular operation ($510.2 million). The sequential backlog increase was partially offset by completion of project work in the technology sector at one of our North Carolina operations ($118.5 million). The year-over-year backlog increase included the acquisitions of Hunt ($217.4 million), Feyen Zylstra ($86.6 million), and Meisner ($54.5 million), as well as a same-store increase of $5.58 billion, or 68.7%. Same-store year-over-year backlog growth was primarily attributable to increased project bookings in the technology sector at our Texas modular operation ($1.87 billion), our Texas electrical operation ($1.13 billion), one of our Texas operations ($860.0 million), one of our North Carolina operations ($671.9 million), and one of our Indiana operations ($540.3 million).

Gross Profit—Gross profit increased $334.3 million, or 65.6%, to $844.2 million for the second quarter of 2026 as compared to the same period in 2025. The increase included a $21.0 million, or 4.1%, increase related to the Hunt, Feyen Zylstra, Meisner, and Right Way acquisitions, as well as a $313.3 million, or 61.5%, increase on a same-store basis. The same-store increase in gross profit was driven by a 43.8% increase in same-store revenues in the current year, as well as improved execution in our operations across numerous operating locations. As a percentage of revenue, gross profit for the second quarter increased from 23.5% in 2025 to 25.9% in 2026, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Gross profit increased $685.3 million, or 75.0%, to $1.60 billion for the first six months of 2026 as compared to the same period in 2025. The increase included a $38.5 million, or 4.2%, increase related to the Hunt, Feyen Zylstra, Meisner, and Right Way acquisitions, as well as a $646.8 million, or 70.8%, increase on a same-store basis. The same-store increase in gross profit was driven by a 47.3% increase in same-store revenues in the current year, as well as improved execution in our operations across numerous operating locations. During the first quarter of 2026, we benefited from favorable developments on projects nearing completion, including change orders received on certain jobs during the quarter, of approximately $43.1 million. These favorable developments impacted both our mechanical and electrical segments, with the largest portion benefiting the mechanical segment. As a percentage of revenue, gross profit for the six-month period increased from 22.8% in 2025 to 26.1% in 2026, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $76.6 million, or 36.4%, to $287.0 million for the second quarter of 2026 as compared to 2025. On a same-store basis, excluding amortization expense, SG&A increased $57.9 million, or 29.6%. The same-store increase was primarily due to higher same-store revenue and increased compensation costs ($49.1 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $2.7 million during the period, primarily as a result of the Hunt, Feyen Zylstra, and Meisner acquisitions. As a percentage of revenue, SG&A for the second quarter decreased from 9.7% in 2025 to 8.8% in 2026 due to leverage resulting from the increase in revenue.

SG&A increased $150.7 million, or 37.2%, to $556.0 million for the first six months of 2026 as compared to 2025. On a same-store basis, excluding amortization expense, SG&A increased $120.0 million, or 31.9%. The same-store increase was primarily due to higher same-store revenue and increased compensation costs ($103.1 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $4.5 million during the period, primarily as a result of the Hunt, Feyen Zylstra, and Meisner acquisitions. As a percentage of revenue, SG&A for the six-month period decreased from 10.1% in 2025 to 9.1% in 2026 due to leverage resulting from the increase in revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
SG&A	$287,047	$210,466	$556,043	$405,340
Less: SG&A from companies acquired	(15,910)	—	(26,222)	—
Less: Amortization expense	(17,573)	(14,843)	(33,894)	(29,406)
Same-store SG&A, excluding amortization expense	$253,564	$195,623	$495,927	$375,934

Interest Income—Interest income increased $8.2 million, or 292.0%, to $11.1 million for the second quarter of 2026 as compared to the same period in 2025. Interest income increased $12.5 million, or 176.1%, to $19.6 million for the first six months of 2026 compared to the same period in 2025. The increase in interest income for the second quarter and first six months of 2026 was primarily due to an increase in our average cash balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the second quarter of 2026 decreased $2.0 million, or 49.8%, as compared to the same period in 2025. The decrease in earn-out expense for the second quarter was primarily due to lower expense at one of our Texas operations, as a result of them achieving their maximum cumulative earn-out target in the prior year. The decrease in earn-out expense was offset by higher expense at one of our North Carolina operations due to higher actual and projected earnings. Expense from changes in the fair value of contingent earn-out obligations for the first six months of 2026 increased $4.6 million, or 58.5%, as compared to the same period in 2025. The increase in earn-out expense for the first six months of 2026 was primarily driven by higher actual and projected earnings at Feyen Zylstra. The increase in earn-out expense was partially offset by lower expenses at one of our Texas operations, as a result of them achieving their maximum cumulative earn-out target in the prior year.

Provision for Income Taxes—Our provision for income taxes for the six months ended June 30, 2026 was $236.4 million with an effective tax rate of 22.5% as compared to a provision for income taxes of $104.4 million with an effective tax rate of 20.7% for the same period in 2025. The effective tax rate for 2026 was higher than the 21% federal statutory rate primarily due to $26.9 million of net state income taxes (2.6%) and $6.8 million of nontaxable or nondeductible items (0.7%), partially offset by a $12.8 million credit for increasing research activities (“R&D tax credit”) (1.2%) and a $6.5 million reduction in net unrecognized tax benefits including net interest income from settlement with the Internal Revenue Service (“IRS”) for the 2019 and 2020 tax years (0.6%). The effective tax rate for 2025 was slightly lower than the 21% federal statutory rate primarily due to an $11.8 million R&D tax credit (2.3%) and recognizing $8.9 million of net interest income on our 2022 federal overpayment (1.8%), partially offset by $15.5 million of net state income taxes (3.1%) and $2.3 million of nontaxable or nondeductible items (0.5%).

Outlook

We experienced an unprecedented demand environment in 2025 and through the first six months of 2026, and we continue to experience increased labor costs and intermittent supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

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

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$1,528,254	$164,545
Investing activities	(467,464)	(182,988)
Financing activities	(187,894)	(199,786)
Net increase in cash and cash equivalents	$872,896	$(218,229)
Free cash flow:
Net cash provided by operating activities	$1,528,254	$164,545
Purchases of property and equipment	(288,837)	(53,481)
Proceeds from sales of property and equipment	2,132	2,064
Free cash flow	$1,241,549	$113,128

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

Net cash provided by operating activities was $1.53 billion during the first six months of 2026 compared to $164.5 million during the same period in 2025. The $1.36 billion increase in net cash provided by operating activities was primarily driven by higher earnings before non-cash expenses such as amortization of intangible assets in the current year and a $684.7 million benefit from changes in billings in excess of costs and estimated earnings and deferred revenue driven by timing of customer billings and payments, including more net advance payments received in the current year as compared to the prior year. We also had a $535.6 million benefit from increases in accounts payable and other current liabilities driven by the size and timing of payments, including an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024, as a result of tax relief from the IRS due to Hurricane Beryl that did not recur in the current year. These increases in cash were partially offset by a $393.5 million increase in receivables, net. In 2023, we filed our 2022 federal tax return requesting a refund of our $107.1 million overpayment, which was received in April 2025 and positively impacted the second quarter of 2025 cashflow, which did not recur in 2026. Along with the refund, we received $11.3 million (or $8.9 million, net of tax) of interest income that reduced our provision for income taxes in the first quarter of 2025.

Net Cash Used in Investing Activities—During the first six months of 2026, net cash used in investing activities was $467.5 million compared to $183.0 million during the same period in 2025. The $284.5 million increase in net cash used in investing activities was primarily attributable to $188.9 million of building purchases during the first six months of 2026 to support growth in our modular business. We expect capital expenditures for the full year of 2026 to be higher than our recent average as we continue to invest in the growth of our business.

Net Cash Used in Financing Activities—Net cash used in financing activities was $187.9 million for the first six months of 2026 compared to $199.8 million during the same period in 2025. The $11.9 million decrease in net cash used in financing activities was primarily due to a decrease in share repurchases of $103.1 million in the current year compared to the same period in 2025. This decrease was partially offset by an increase in debt payments in the current year compared to the same period in 2025.

Free Cash Flow—We define free cash flow as net cash provided by operating activities, less customary capital expenditures, plus the proceeds from asset sales. We believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason and because we are often asked about it by third parties evaluating us. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles. Free cash flow may be defined differently by other companies.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of June 30, 2026, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.88 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the six months ended June 30, 2026, we repurchased less than 0.1 million shares for approximately $8.2 million, inclusive of the applicable excise tax, at an average price of $1,438.19 per share.

Debt

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined in the Facility), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred approximately $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2026, we had no outstanding borrowings on the revolving credit facility, $87.8 million in letters of credit outstanding, and $1.01 billion of credit available.

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

As of June 30, 2026, we have $87.8 million in letter of credit commitments, of which $69.1 million will expire in 2026 and $18.7 million will expire in 2027. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability, and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next 12 months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the level of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2026.

Notes to Former Owners

We have outstanding notes to the former owners of our acquired companies. Together, these notes had an outstanding balance of $53.5 million as of June 30, 2026. On June 30, 2026, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	June 30, 2026	Interest Rates
2027	$24,200	4.0 - 5.5%
2028	14,250	4.3 - 5.5%
2029	15,000	4.5%
Total	$53,450

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

There were no outstanding borrowings on the revolving credit facility as of June 30, 2026. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of June 30, 2026, we have repurchased a cumulative total of 10.9 million shares at an average price of $50.88 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the six months ended June 30, 2026, we repurchased less than 0.1 million shares for approximately $8.2 million, inclusive of the applicable excise tax, at an average price of $1,438.19 per share.

During the quarter ended June 30, 2026, we purchased shares of our common stock in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	11	$1,300.12	10,881,218	876,746
May 1 - May 31	—	$—	10,881,218	876,746
June 1 - June 30	3,160	$1,794.09	10,884,378	873,586
	3,171	$1,792.38	10,884,378	873,586

________________________________________

(1)	Purchased as part of a stock repurchase program announced on March 29, 2007, under which, since the inception of this program, 11.8 million shares have been approved for repurchase.

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

Item 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended June 30, 2026, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

Comfort Systems USA, Inc.

July 23, 2026	By:	/s/ Brian E. Lane
Brian E. Lane
Chief Executive Officer and Director

July 23, 2026	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 23, 2026	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer