Form 10-Q
period 2026-09-30
COMFORT SYSTEMS USA INC
filed 2026-10-22
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the issuer’s common stock as of October 16, 2026 was 34,985,904 (excluding treasury shares of 6,137,461).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,158,027	$981,898
Billed accounts receivable, less allowance for credit losses of $24,384 and $19,708, respectively	3,837,245	2,577,858
Unbilled accounts receivable, less allowance for credit losses of $2,497 and $1,508, respectively	184,114	123,197
Other receivables, less allowance for credit losses of $223 and $325, respectively	128,997	116,157
Inventories	120,921	84,066
Prepaid expenses and other	187,558	138,560
Costs and estimated earnings in excess of billings, less allowance for credit losses of $458 and $255, respectively	159,328	88,817
Total current assets	6,776,190	4,110,553
PROPERTY AND EQUIPMENT, NET	862,733	387,952
LEASE RIGHT-OF-USE ASSETS	349,631	322,922
GOODWILL	1,149,698	1,025,515
IDENTIFIABLE INTANGIBLE ASSETS, NET	548,435	485,168
DEFERRED TAX ASSETS	85,591	84,139
OTHER NONCURRENT ASSETS	33,005	24,920
Total assets	$9,805,283	$6,441,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,710	$6,163
Accounts payable	945,969	696,348
Accrued compensation and benefits	537,663	291,722
Billings in excess of costs and estimated earnings and deferred revenue	3,872,012	2,120,262
Accrued self-insurance	41,330	42,973
Other current liabilities	508,887	236,382
Total current liabilities	5,911,571	3,393,850
LONG-TERM DEBT	43,845	139,063
LEASE LIABILITIES	324,878	302,590
DEFERRED TAX LIABILITIES	3,892	3,892
OTHER LONG-TERM LIABILITIES	185,854	153,000
Total liabilities	6,470,040	3,992,395
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 6,129,102 and 5,946,145 shares, respectively	(858,737)	(496,006)
Additional paid-in capital	395,875	363,314
Retained earnings	3,797,694	2,581,055
Total stockholders’ equity	3,335,243	2,448,774
Total liabilities and stockholders’ equity	$9,805,283	$6,441,169

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUE	$3,766,302	$2,450,969	$9,897,290	$6,455,574
COST OF SERVICES	2,831,820	1,843,098	7,364,168	4,934,390
Gross profit	934,482	607,871	2,533,122	1,521,184
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	314,165	229,579	870,208	634,919
GAIN ON SALE OF ASSETS	(4,253)	(582)	(5,340)	(1,580)
Operating income	624,570	378,874	1,668,254	887,845
OTHER INCOME (EXPENSE):
Interest income	15,979	6,381	35,542	13,467
Interest expense	(1,482)	(2,974)	(5,097)	(6,198)
Changes in the fair value of contingent earn-out obligations	(4,295)	(12,103)	(16,710)	(19,934)
Other	284	280	1,456	(226)
Other income (expense)	10,486	(8,416)	15,191	(12,891)
INCOME BEFORE INCOME TAXES	635,056	370,458	1,683,445	874,954
PROVISION FOR INCOME TAXES	146,012	78,843	382,421	183,202
NET INCOME	$489,044	$291,615	$1,301,024	$691,752

INCOME PER SHARE:
Basic	$13.93	$8.26	$36.98	$19.55
Diluted	$13.91	$8.25	$36.94	$19.52

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	35,116	35,307	35,183	35,379
Diluted	35,152	35,365	35,221	35,445

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2025
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2024	41,123,365	$411	(5,562,453)	$(273,799)	$350,734	$1,627,330	$1,704,676
Net income	—	—	—	—	—	169,289	169,289
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	18,448	1,156	5,445	—	6,601
Shares received in lieu of tax withholding on vested stock	—	—	(7,330)	(2,622)	—	—	(2,622)
Stock-based compensation	—	—	—	—	5,474	—	5,474
Dividends ($0.40 per share)	—	—	—	—	—	(14,162)	(14,162)
Share repurchases	—	—	(264,054)	(92,243)	—	—	(92,243)
BALANCE AT MARCH 31, 2025	41,123,365	411	(5,815,389)	(367,508)	361,653	1,782,457	1,777,013
Net income	—	—	—	—	—	230,848	230,848
Issuance of Stock:
Issuance of shares for options exercised	—	—	12,500	830	(377)	—	453
Issuance of restricted stock & performance stock	—	—	35,609	2,337	(2,337)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(12,255)	(3,977)	—	—	(3,977)
Stock-based compensation	—	—	—	—	2,723	—	2,723
Dividends ($0.45 per share)	—	—	—	—	—	(15,871)	(15,871)
Share repurchases	—	—	(62,378)	(19,980)	—	—	(19,980)
BALANCE AT JUNE 30, 2025	41,123,365	411	(5,841,913)	(388,298)	361,662	1,997,434	1,971,209
Net income	—	—	—	—	—	291,615	291,615
Issuance of Stock:
Issuance of shares for options exercised	—	—	8,436	565	(225)	—	340
Issuance of restricted stock & performance stock	—	—	1,424	97	(97)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(407)	(282)	—	—	(282)
Stock-based compensation	—	—	—	—	1,348	—	1,348
Dividends ($0.50 per share)	—	—	—	—	—	(17,641)	(17,641)
Share repurchases	—	—	(18,955)	(13,203)	—	—	(13,203)
BALANCE AT SEPTEMBER 30, 2025	41,123,365	$411	(5,851,415)	$(401,121)	$362,688	$2,271,408	$2,233,386

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2026
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2025	41,123,365	$411	(5,946,145)	$(496,006)	$363,314	$2,581,055	$2,448,774
Net income	—	—	—	—	—	370,378	370,378
Issuance of Stock:
Issuance of shares for options exercised	—	—	9,000	754	(371)	—	383
Issuance of restricted stock & performance stock	—	—	5,674	476	7,535	—	8,011
Shares received in lieu of tax withholding on vested stock	—	—	(2,218)	(3,125)	—	—	(3,125)
Stock-based compensation	—	—	—	—	17,798	—	17,798
Dividends ($0.70 per share)	—	—	—	—	—	(24,623)	(24,623)
Share repurchases	—	—	(2,553)	(2,548)	—	—	(2,548)
BALANCE AT MARCH 31, 2026	41,123,365	411	(5,936,242)	(500,449)	388,276	2,926,810	2,815,048
Net income	—	—	—	—	—	441,602	441,602
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	25,729	2,171	(2,171)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(9,472)	(13,537)	—	—	(13,537)
Stock-based compensation	—	—	—	—	8,002	—	8,002
Dividends ($0.80 per share)	—	—	—	—	—	(28,162)	(28,162)
Share repurchases	—	—	(3,171)	(5,684)	—	—	(5,684)
BALANCE AT JUNE 30, 2026	41,123,365	411	(5,923,156)	(517,499)	394,107	3,340,250	3,217,269
Net income	—	—	—	—	—	489,044	489,044
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	1,026	143	(143)	—	—
Shares received in lieu of tax withholding on vested stock	—	—	(300)	(467)	—	—	(467)
Stock-based compensation	—	—	—	—	1,911	—	1,911
Dividends ($0.90 per share)	—	—	—	—	—	(31,600)	(31,600)
Share repurchases	—	—	(206,672)	(340,914)	—	—	(340,914)
BALANCE AT SEPTEMBER 30, 2026	41,123,365	$411	(6,129,102)	$(858,737)	$395,875	$3,797,694	$3,335,243

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,301,024	$691,752
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	69,359	59,432
Depreciation expense	60,452	44,914
Change in right-of-use assets	40,202	22,535
Bad debt expense	6,302	5,617
Deferred tax provision (benefit)	(1,452)	7,537
Amortization of debt financing costs	696	786
Gain on sale of assets	(5,340)	(1,580)
Changes in the fair value of contingent earn-out obligations	16,710	19,934
Stock-based compensation	31,248	15,746
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(1,166,982)	(378,644)
Inventories	(36,205)	(19,518)
Prepaid expenses and other current assets	(32,692)	(13,228)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(107,980)	(119,619)
Other noncurrent assets	(5,244)	(567)
Increase (decrease) in—
Accounts payable and other current liabilities	681,439	(194,715)
Billings in excess of costs and estimated earnings and deferred revenue	1,692,696	564,746
Other long-term liabilities	(5,853)	12,688
Net cash provided by operating activities	2,538,380	717,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(499,437)	(88,813)
Proceeds from sales of property and equipment	8,229	3,152
Cash paid for acquisitions, net of cash acquired	(262,873)	(128,594)
Payments for investments	(133,752)	(28,999)
Proceeds from investments	99,260	7,258
Net cash used in investing activities	(788,573)	(235,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	200,000
Payments on revolving credit facility	(100,000)	(100,000)
Payments on other debt	(25,485)	(43,037)
Debt financing costs	—	(3,709)
Payments of dividends to stockholders	(84,385)	(47,674)
Share repurchases	(346,111)	(124,426)
Shares received in lieu of tax withholding	(17,129)	(6,881)
Proceeds from exercise of options	383	793
Deferred acquisition payments	(450)	—
Payments for contingent consideration arrangements	(501)	(46,302)
Net cash used in financing activities	(573,678)	(171,236)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,176,129	310,584
CASH AND CASH EQUIVALENTS, beginning of period	981,898	549,939
CASH AND CASH EQUIVALENTS, end of period	$2,158,027	$860,523

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

We estimate our credit losses using a loss-rate method for each of our identified portfolio segments. Our portfolio segments are construction, service, and other. While our construction and service financial assets are often with the same subset of customers and industries, our construction financial assets will generally have a lower loss rate than service financial assets due to lien rights, which we are more likely to have on construction jobs. These lien rights result in lower credit loss expenses on average compared to receivables that do not have lien rights. Financial assets classified as “other” include receivables that are not related to our core revenue-producing activities, such as receivables related to our acquisition activity from former owners, our vendor rebate program or receivables for estimated losses in excess of our insurance deductible, which are accrued with a corresponding accrued insurance liability.

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

Income Taxes

We conduct business throughout the United States in virtually all 50 states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in the federal and various state jurisdictions with differing tax rates and rules. In addition, discrete items such as tax law changes, judgments, and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, uncertain tax positions, and accounting for losses associated with underperforming operations.

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

The One Big Beautiful Bill Act was enacted into law on July 4, 2025. The primary provisions of the law impacting us are the (i) reinstatement of immediate expensing of domestic R&E expenditures, together with conforming amendments to the credit for increasing research activities, (ii) reinstatement of 100% bonus depreciation, and (iii) termination of the energy efficient commercial buildings deduction. However, these provisions did not, and we expect will not, have a material effect on our operating results, cash flows, or financial condition.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, U.S. Treasury bills, accounts receivable, other receivables, and accounts payable, for which we deem the carrying values approximate their fair values due to the short-term nature of these instruments, as well as notes to former owners and a revolving credit facility.

Investments

As of September 30, 2026, we had a $65.8 million investment in U.S. Treasury bills with maturities greater than 90 days but less than one year, which is recorded at amortized cost and is included in “Prepaid expenses and other” in our Consolidated Balance Sheets.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables, and requires significant judgment. The consideration to which we are entitled on our long-term contracts may include both fixed and variable amounts. Variable amounts can either increase or decrease the transaction price. A common example of variable amounts that can either increase or decrease contract value are pending change orders that represent contract modifications for which a change in scope has been authorized or acknowledged by our customer, but the final adjustment to contract price is yet to be negotiated. Other examples of positive variable revenue include amounts awarded upon achievement of certain performance metrics, program milestones, or cost of completion date targets and can be based upon customer discretion. Variable amounts can result in a deduction from contract revenue if we fail to meet stated performance requirements, such as complying with the construction schedule.

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

During the three months ended September 30, 2026 and 2025, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 4.5% and 4.0%, respectively, as a result of changes in estimates associated with performance obligations on contracts. During the nine months ended September 30, 2026 and 2025, net revenue recognized from our performance obligations partially satisfied in the previous period positively impacted revenue by 6.6% and 4.6%, respectively, as a result of changes in estimates associated with performance obligations on contracts.

Disaggregation of Revenue

Our consolidated 2026 revenue was derived from contracts to provide service activities in the mechanical and electrical segments we serve. Refer to Note 10, “Segment Information”, for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by service provided, customer type, and activity type, as we believe it best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2026		2025		2026		2025
Mechanical segment	$2,582,889	68.6%	$1,810,462	73.9%	$6,940,178	70.1%	$4,851,349	75.1%
Electrical segment	1,183,413	31.4%	640,507	26.1%	2,957,112	29.9%	1,604,225	24.9%
Total	$3,766,302	100.0%	$2,450,969	100.0%	$9,897,290	100.0%	$6,455,574	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Customer Type	2026		2025		2026		2025
Technology	$2,290,001	60.8%	$1,122,528	45.8%	$5,823,870	58.8%	$2,734,280	42.4%
Manufacturing	631,631	16.8%	543,110	22.2%	1,703,430	17.2%	1,468,936	22.7%
Healthcare	236,387	6.3%	206,965	8.5%	687,704	6.9%	589,848	9.1%
Education	178,515	4.6%	171,707	7.0%	480,184	4.9%	527,794	8.2%
Government	139,255	3.7%	122,284	5.0%	415,075	4.2%	326,318	5.1%
Office buildings	100,033	2.7%	125,458	5.1%	272,841	2.8%	358,445	5.5%
Retail, restaurants, and entertainment	99,942	2.7%	88,503	3.6%	271,121	2.7%	250,619	3.9%
Multi-family and residential	44,821	1.2%	35,342	1.4%	124,534	1.3%	96,909	1.5%
Other	45,717	1.2%	35,072	1.4%	118,531	1.2%	102,425	1.6%
Total	$3,766,302	100.0%	$2,450,969	100.0%	$9,897,290	100.0%	$6,455,574	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2026		2025		2026		2025
New construction	$2,868,291	76.2%	$1,597,452	65.2%	$7,455,849	75.3%	$3,919,402	60.7%
Existing building construction	528,261	14.0%	527,139	21.5%	1,448,331	14.6%	1,626,978	25.2%
Service projects	190,592	5.1%	150,383	6.1%	473,422	4.8%	415,868	6.5%
Service calls, maintenance, and monitoring	179,158	4.7%	175,995	7.2%	519,688	5.3%	493,326	7.6%
Total	$3,766,302	100.0%	$2,450,969	100.0%	$9,897,290	100.0%	$6,455,574	100.0%

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is used, revenue recognized exceeds the amount billed to the customer, and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are not considered to have a significant financing component, as they are intended to protect the customer in the event that we do not perform our obligations under the contract.

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

Contract assets and liabilities in the Consolidated Balance Sheets consisted of the following amounts as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Contract assets:
Costs and estimated earnings in excess of billings, less allowance for credit losses	$159,328	$88,817
Contract liabilities:
Billings in excess of costs and estimated earnings and deferred revenue	$3,872,012	$2,120,262

In the first nine months of 2026 and 2025, we recognized revenue of $1.75 billion and $944.5 million related to our contract liabilities at January 1, 2026 and 2025, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2026 and 2025.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $17.81 billion. The Company expects to recognize revenue on approximately 65-75% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

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

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements are included for assets and liabilities measured on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,158,027	$—	$—	$2,158,027
U.S. Treasury bills	$—	$65,772	$—	$65,772
Contingent earn-out obligations	$—	$—	$50,757	$50,757

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$981,898	$—	$—	$981,898
U.S. Treasury bills	$—	$34,357	$—	$34,357
Contingent earn-out obligations	$—	$—	$34,842	$34,842

Cash and cash equivalents are held at a variety of well‑known institutions and consist primarily of (i) deposit accounts, (ii) U.S. Treasury bills, and (iii) highly rated money market funds. Cash equivalents described in (ii) and (iii) above have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. We believe the carrying value of our debt associated with our revolving credit facility approximates its fair value due to the variable rate on such debt. We believe the carrying values of our notes to former owners approximate their fair values due to the relatively short remaining terms on these notes.

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

We value contingent earn-out obligations using a probability-weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income, and a weighted-average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of September 30, 2026, cash flows were discounted using a weighted-average cost of capital of 18.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
Balance at beginning of period	$34,842	$140,156
Issuances	19,353	4,059
Settlements	(20,148)	(142,846)
Adjustments to fair value	16,710	33,473
Balance at end of period	$50,757	$34,842

5. Acquisitions

On August 1, 2026, we acquired all of the issued and outstanding membership interests of Boys Electrical Contractors, LLC (“Boys Electrical”) headquartered in Florida, for a total preliminary purchase price of $63.0 million, which included $52.2 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment.

Boys Electrical operates in Florida and provides electrical design and construction services primarily to the multi-family, healthcare, hospitality, and education sectors. As a result of the acquisition, Boys Electrical is a wholly owned subsidiary of the Company reported in our electrical segment. Additionally, on August 1, 2026, we acquired all of the issued and outstanding membership interests of a modular company in Texas for a total preliminary purchase price of $48.0 million. The modular company designs and manufactures customized building components for the healthcare, hospitality, and housing sectors and is reported in our mechanical segment. The goodwill recognized as a result of both the Boys Electrical and the modular company in Texas acquisitions is deductible for tax purposes.

On May 1, 2026, we acquired all of the issued and outstanding membership interests of R.C. Hunt Electric, LLC (“Hunt”), headquartered in Utah, for a total preliminary purchase price of $206.0 million, which included $167.2 million of cash paid on the closing date, $15.0 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment. Hunt operates in the Western United States and provides electrical design and construction services primarily to the industrial, technology, commercial, and infrastructure sectors. As a result of the acquisition, Hunt is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Hunt acquisition is deductible for tax purposes.

On October 1, 2025, we acquired all of the issued and outstanding membership interests of Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”), headquartered in Michigan, for a total purchase price of $110.7 million, which included $99.0 million of cash paid on the closing date, $4.3 million in notes payable to the former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date, and a working capital adjustment. Feyen Zylstra operates in the Midwest and Southern United States and provides electrical design, installation, and maintenance services primarily to the industrial, technology, and healthcare sectors. As a result of the acquisition, Feyen Zylstra is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Feyen Zylstra acquisition is deductible for tax purposes.

On October 1, 2025, we acquired all of the issued and outstanding shares of capital stock of Meisner Electric, Inc. (“Meisner”), headquartered in Florida, for a total purchase price of $75.0 million, which included $64.5 million of cash paid on the closing date, $5.0 million in notes payable to the former owners, and a working capital adjustment. Meisner operates in Florida and provides greenfield construction services and electrical design, installation, and renovation services primarily to the healthcare, commercial, and government sectors. As a result of the acquisition, Meisner is a wholly owned subsidiary of the Company reported in our electrical segment. The goodwill recognized as a result of the Meisner acquisition is not deductible for tax purposes.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Segment	Electrical Segment	Total
Balance at December 31, 2024	$601,512	$273,758	$875,270
Acquisitions and purchase price adjustments (See Note 5)	52,897	97,348	150,245
Balance at December 31, 2025	654,409	371,106	1,025,515
Acquisitions and purchase price adjustments (See Note 5)	17,077	107,106	124,183
Balance at September 30, 2026	$671,486	$478,212	$1,149,698

Identifiable Intangible Assets, Net

At September 30, 2026, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ending December 31—
2026 (remainder of the year)	$25,144
2027	86,539
2028	73,947
2029	67,679
2030	55,145
Thereafter	239,981
Total	$548,435

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility	$—	$100,000
Notes to former owners	48,950	44,575
Other debt	605	651
Total debt	49,555	145,226
Less—current portion	(5,710)	(6,163)
Total long-term portion of debt	$43,845	$139,063

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined in the Facility), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2026, we had no outstanding borrowings on the revolving credit facility, $86.0 million in letters of credit outstanding, and $1.01 billion of credit available.

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

There were no outstanding borrowings on the revolving credit facility as of September 30, 2026. The weighted-average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit for certain contracts to guarantee performance and ensure payment to our subcontractors and vendors. Our lenders issue such letters of credit through the Facility. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders for amounts they fund to honor the letter of credit holder’s claim. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of Facility capacity. The letter of credit fees range from 1.00% to 2.00% per annum, based on the Net Leverage Ratio.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the level of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of September 30, 2026.

Notes to Former Owners

We have outstanding notes to the former owners of our acquired companies. Together, these notes had an outstanding balance of $49.0 million as of September 30, 2026. On September 30, 2026, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2026	Interest Rates
2027	$10,700	4.0 - 4.3%
2028	14,250	4.3 - 5.5%
2029	24,000	4.5%
Total	$48,950

F

8. Commitments and Contingencies

Claims and Lawsuits

We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the consolidated financial statements. While we cannot predict the outcome of these proceedings, in management’s opinion and based on reports of counsel any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results, cash flows, or financial condition after giving effect to provisions already recorded.

As of September 30, 2026, we recorded an accrual that is immaterial to our financial statements for unresolved matters based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Unvested restricted stock, restricted stock units, and performance stock units are included in diluted weighted-average shares outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units, and performance stock units are included in basic weighted-average shares outstanding from the vesting date.

The number of anti-dilutive stock-based awards excluded from the calculation of diluted EPS was less than 0.1 million for the three and nine months ended September 30, 2026 and 2025.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted EPS for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Common shares outstanding, end of period	34,994	35,272	34,994	35,272
Effect of using weighted-average common shares outstanding	122	35	189	107
Shares used in computing earnings per share—basic	35,116	35,307	35,183	35,379
Effect of shares issuable under stock option plans based on the treasury-stock method	—	12	2	20
Effect of restricted and contingently issuable shares	36	46	36	46
Shares used in computing earnings per share—diluted	35,152	35,365	35,221	35,445

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of September 30, 2026, we have repurchased a cumulative total of 11.1 million shares at an average price of $80.67 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the nine months ended September 30, 2026, we repurchased 0.2 million shares for $349.1 million, inclusive of the applicable excise tax, at an average price of $1,643.85 per share.

10. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following tables present information about our reportable segments (in thousands):

	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Total assets at September 30, 2026	$4,918,736	$2,724,730	$2,161,817	$9,805,283
Total assets at December 31, 2025	$3,683,678	$1,765,570	$991,921	$6,441,169

	Three Months Ended September 30, 2026
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$2,582,889	$1,183,413	$—	$3,766,302
Cost of services	1,935,615	896,205	—	2,831,820
Gross profit	647,274	287,208	—	934,482
Selling, general and administrative expenses	181,701	113,846	18,618	314,165
Gain on sale of assets	(4,015)	(238)	—	(4,253)
Operating income (loss)	$469,588	$173,600	$(18,618)	$624,570
Reconciliation to income before income taxes:
Other income (expense)				10,486
Income before income taxes				$635,056

Amortization of identifiable intangible assets	$10,831	$14,860	$—	$25,691
Depreciation expense	$17,885	$3,612	$353	$21,850
Capital expenditures	$196,538	$13,511	$551	$210,600

	Three Months Ended September 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$1,810,462	$640,507	$—	$2,450,969
Cost of services	1,370,687	472,411	—	1,843,098
Gross profit	439,775	168,096	—	607,871
Selling, general and administrative expenses	152,442	60,021	17,116	229,579
Gain on sale of assets	(418)	(164)	—	(582)
Operating income (loss)	$287,751	$108,239	$(17,116)	$378,874
Reconciliation to income before income taxes:
Other income (expense)				(8,416)
Income before income taxes				$370,458

Amortization of identifiable intangible assets	$14,001	$5,525	$—	$19,526
Depreciation expense	$13,048	$2,600	$400	$16,048
Capital expenditures	$28,881	$5,787	$664	$35,332

	Nine Months Ended September 30, 2026
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$6,940,178	$2,957,112	$—	$9,897,290
Cost of services	5,150,117	2,214,051	—	7,364,168
Gross profit	1,790,061	743,061	—	2,533,122
Selling, general and administrative expenses	500,613	295,525	74,070	870,208
Gain on sale of assets	(4,988)	(352)	—	(5,340)
Operating income (loss)	$1,294,436	$447,888	$(74,070)	$1,668,254
Reconciliation to income before income taxes:
Other income (expense)				15,191
Income before income taxes				$1,683,445

Amortization of identifiable intangible assets	$32,037	$37,322	$—	$69,359
Depreciation expense	$49,529	$9,813	$1,110	$60,452
Capital expenditures	$468,570	$29,325	$1,542	$499,437

	Nine Months Ended September 30, 2025
	Mechanical Segment	Electrical Segment	Corporate	Consolidated
Revenue	$4,851,349	$1,604,225	$—	$6,455,574
Cost of services	3,732,449	1,201,941	—	4,934,390
Gross profit	1,118,900	402,284	—	1,521,184
Selling, general and administrative expenses	421,786	159,302	53,831	634,919
Gain on sale of assets	(1,141)	(439)	—	(1,580)
Operating income (loss)	$698,255	$243,421	$(53,831)	$887,845
Reconciliation to income before income taxes:
Other income (expense)				(12,891)
Income before income taxes				$874,954

Amortization of identifiable intangible assets	$42,857	$16,575	$—	$59,432
Depreciation expense	$36,545	$7,361	$1,008	$44,914
Capital expenditures	$72,179	$15,419	$1,215	$88,813

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

Introduction and Overview

We are a national provider of comprehensive mechanical and electrical installation, renovation, maintenance, repair, and replacement services within the mechanical and electrical services industries. We operate primarily in the commercial, industrial, and institutional markets and perform most of our work in technology, manufacturing, healthcare, education, government, office, and retail facilities. We operate our business in two reportable segments: mechanical and electrical.

Nature and Economics of Our Business

In our mechanical business segment, customers hire us to ensure heating, ventilation, and air conditioning (“HVAC”) systems deliver specified or generally expected heating, cooling, conditioning, and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or, in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting.

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

Approximately 94.7% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

Labor, materials, and overhead costs account for the majority of our cost of services. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or time-and-materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin, and such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

As of September 30, 2026, we had 9,399 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $3.8 million. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $2 million or more totaled $34.03 billion of aggregate contract price as of September 30, 2026, or approximately 95% of a total aggregate contract price for all projects in progress, totaling $35.91 billion. Generally, projects closer in size to $2 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of September 30, 2026, by aggregate contract price, is as follows:

		Aggregate
	No. of	Contract Price
Contract Price of Project	Projects	(in millions)
Under $2 million	8,022	$1,874.7
$2 million - $10 million	804	3,590.3
$10 million - $25 million	247	3,976.4
$25 million - $50 million	174	6,065.7
Greater than $50 million	152	20,399.4
Total	9,399	$35,906.5

In addition to project work, approximately 5.3% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to 30 days. We also provide maintenance and repair services under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain 30- to 60-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 52 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings, and receivables. We also monitor selling, general, administrative, and indirect project support expenses, backlog, workforce size and mix, growth in revenue and profits, variation of actual project costs from original estimates, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, safety, management and execution practices, labor utilization, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries, and location of the work.

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

Economic and Industry Factors

As a mechanical and electrical services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the United States, we believe our national presence is extensive enough that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the fiscal condition of federal, state, and local governments.

Spending decisions for building construction, renovation, and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty – particularly concerns about economic and financial conditions and trends. We have experienced periods of time when economic weakness caused a significant slowdown in decisions to proceed with installation and replacement project work.

Operating Environment and Management Emphasis

We have experienced increasing demand since 2022, culminating in an unprecedented overall demand environment in 2025 and through the third quarter of 2026. We currently expect that the demand environment, especially for manufacturing and technology customers, will remain at high levels for the remainder of 2026 and for 2027. Over the last several years, we have also experienced increases in labor costs and delays in delivery of certain materials and equipment. We anticipate that cost pressures and intermittent delays in our supply chain will persist over the next several quarters.

We have a credit facility in place with terms we believe are favorable that does not expire until October 2030. As of September 30, 2026, we had $1.01 billion of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last 27 calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Critical Accounting Estimates

Management believes that there have been no significant changes during the three months ended September 30, 2026 to the items that we disclosed as our “Critical Accounting Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2025. A summary of significant accounting policies and a summary of recent accounting pronouncements applicable to our Consolidated Financial Statements are included in Note 2, “Summary of Significant Accounting Policies and Estimates.”

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue	$3,766,302	100.0%	$2,450,969	100.0%	$9,897,290	100.0%	$6,455,574	100.0%
Cost of services	2,831,820	75.2%	1,843,098	75.2%	7,364,168	74.4%	4,934,390	76.4%
Gross profit	934,482	24.8%	607,871	24.8%	2,533,122	25.6%	1,521,184	23.6%
Selling, general and administrative expenses	314,165	8.3%	229,579	9.4%	870,208	8.8%	634,919	9.8%
Gain on sale of assets	(4,253)	(0.1)%	(582)	—	(5,340)	(0.1)%	(1,580)	—
Operating income	624,570	16.6%	378,874	15.5%	1,668,254	16.9%	887,845	13.8%
Interest income	15,979	0.4%	6,381	0.3%	35,542	0.4%	13,467	0.2%
Interest expense	(1,482)	—	(2,974)	(0.1)%	(5,097)	(0.1)%	(6,198)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(4,295)	(0.1)%	(12,103)	(0.5)%	(16,710)	(0.2)%	(19,934)	(0.3)%
Other income (expense)	284	—	280	—	1,456	—	(226)	—
Income before income taxes	635,056	16.9%	370,458	15.1%	1,683,445	17.0%	874,954	13.6%
Provision for income taxes	146,012		78,843		382,421		183,202
Net income	$489,044	13.0%	$291,615	11.9%	$1,301,024	13.1%	$691,752	10.7%

We had 50 operating locations as of December 31, 2025. In the second quarter of 2026, we completed the acquisition of R.C. Hunt Electric, LLC (“Hunt”), which reports as a separate operating location. In the third quarter of 2026, we combined two operating locations into one operating location. Additionally, we completed the acquisitions of Boys Electrical Contractors, LLC (“Boys Electrical”) and a modular company in Texas, which both report as separate operating locations. We had 52 operating locations as of September 30, 2026. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2026 to 2025, as described below, excludes Boys Electrical, which was acquired on August 1, 2026, a modular company in Texas, which was acquired on August 1, 2026, Hunt, which was acquired on May 1, 2026, Feyen-Zylstra Holdings, LLC (“Feyen Zylstra”), which was acquired on October 1, 2025, Meisner Electric, Inc. (“Meisner”), which was acquired on October 1, 2025, and four months of results for Right Way Plumbing & Mechanical LLC (“Right Way”), which was acquired on May 1, 2025. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue for the third quarter of 2026 increased $1.32 billion, or 53.7%, to $3.77 billion compared to the same period in 2025. The increase included a 7.4% increase related to the Boys Electrical, a modular company in Texas, Hunt, Feyen Zylstra, and Meisner acquisitions, as well as a 46.3% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (dollars in thousands):

	Three Months Ended September 30,
	2026		2025
Revenue:
Mechanical segment	$2,582,889	68.6%	$1,810,462	73.9%
Electrical segment	1,183,413	31.4%	640,507	26.1%
Total	$3,766,302	100.0%	$2,450,969	100.0%

Revenue for our mechanical segment increased $772.4 million, or 42.7%, to $2.58 billion for the third quarter of 2026 compared to the same period in 2025. Of this increase, $7.5 million resulted from the acquisition of a modular company in Texas and $764.9 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($312.0 million), our large Texas modular operation ($177.8 million), and one of our North Carolina operations ($96.2 million).

Revenue for our electrical segment increased $542.9 million, or 84.8%, to $1.18 billion for the third quarter of 2026 compared to the same period in 2025. Of this increase, $174.1 million resulted from the acquisition of Boys Electrical, Hunt, Feyen Zylstra, and Meisner and $368.8 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($300.2 million).

Revenue for the first nine months of 2026 increased $3.44 billion, or 53.3%, to $9.90 billion compared to the same period in 2025. The increase included a 6.4% increase related to the Boys Electrical, a modular company in Texas, Hunt, Feyen Zylstra, Meisner, and Right Way acquisitions, as well as a 46.9% increase in revenue related to same-store activity. The same-store revenue growth was largely driven by strong market conditions, including the increase in our backlog. The increase in demand has been especially strong in the technology sector, particularly for data centers.

The following table presents our operating segment revenue (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025
Revenue:
Mechanical segment	$6,940,178	70.1%	$4,851,349	75.1%
Electrical segment	2,957,112	29.9%	1,604,225	24.9%
Total	$9,897,290	100.0%	$6,455,574	100.0%

Revenue for our mechanical segment increased $2.09 billion, or 43.1%, to $6.94 billion for the first nine months of 2026 compared to the same period in 2025. Of this increase, $36.8 million resulted from the acquisition of a modular company in Texas and Right Way and $2.05 billion was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at one of our Texas operations ($712.8 million), one of our North Carolina operations ($344.8 million), our large Texas modular operation ($338.5 million), and one of our Indiana operations ($331.4 million).

Revenue for our electrical segment increased $1.35 billion, or 84.3%, to $2.96 billion for the first nine months of 2026 compared to the same period in 2025. Of this increase, $376.7 million resulted from the acquisition of Boys Electrical, Hunt, Feyen Zylstra, and Meisner and $976.2 million was attributable to same-store activity. The same-store revenue increase primarily resulted from an increase in activity in the technology sector at our Texas electrical operation ($687.8 million) and in the manufacturing sector at one of our Kentucky operations ($134.2 million).

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

The following table presents our operating segment backlog (dollars in thousands):

	September 30, 2026		December 31, 2025		September 30, 2025
Backlog:
Mechanical segment	$12,204,936	68.5%	$9,026,661	75.6%	$6,790,316	72.4%
Electrical segment	5,609,906	31.5%	2,917,940	24.4%	2,586,522	27.6%
Total	$17,814,842	100.0%	$11,944,601	100.0%	$9,376,838	100.0%

Backlog as of September 30, 2026 was $17.81 billion, a 26.7% increase from June 30, 2026 backlog of $14.06 billion, and a 90.0% increase from September 30, 2025 backlog of $9.38 billion. The sequential backlog increase included the acquisition of Boys Electrical ($56.5 million) and a modular company in Texas ($27.4 million), as well as a same-store increase of $3.67 billion, or 26.1%. Same-store sequential backlog growth was primarily a result of increases in the technology sector at our Texas electrical operation ($1.51 billion), our large Texas modular operation ($978.1 million), one of our Virginia operations ($583.4 million), and one of our Texas operations ($505.7 million). The year-over-year backlog increase included the acquisitions of Hunt ($193.6 million), Feyen Zylstra ($79.3 million), Meisner ($72.3 million), Boys Electrical ($56.5 million), and a modular company in Texas ($27.4 million), as well as a same-store increase of $8.01 billion, or 85.4%. Same-store year-over-year backlog growth was primarily attributable to increases in the technology sector at our large Texas modular operation ($2.72 billion), our Texas electrical operation ($2.64 billion), one of our Texas operations ($1.04 billion), and one of our Virginia operations ($793.1 million).

Gross Profit—Gross profit increased $326.6 million, or 53.7%, to $934.5 million for the third quarter of 2026 as compared to the same period in 2025. The increase included a $24.2 million, or 4.0%, increase related to the Boys Electrical, a modular company in Texas, Hunt, Feyen Zylstra, and Meisner acquisitions, as well as a $302.4 million, or 49.7%, increase on a same-store basis. The same-store increase in gross profit was driven by a 46.3% increase in same-store revenues in the current year, as well as improved execution in our operations across numerous operating locations. The increase in gross profit was partially offset by favorable developments on certain large jobs in the third quarter of 2025, including recognition of $15.5 million of previously unrecognized revenue as a customer emerged from bankruptcy that did not recur in the current year. As a percentage of revenue, gross profit for the third quarter was 24.8% in both 2025 and 2026.

Gross profit increased $1.01 billion, or 66.5%, to $2.53 billion for the first nine months of 2026 as compared to the same period in 2025. The increase included a $62.7 million, or 4.1%, increase related to the Boys Electrical, a modular company in Texas, Hunt, Feyen Zylstra, Meisner, and Right Way acquisitions, as well as a $949.2 million, or 62.4%, increase on a same-store basis. The same-store increase in gross profit was driven by a 46.9% increase in same-store revenues in the current year, as well as improved execution in our operations across numerous operating locations. During the first quarter of 2026, we benefited from favorable developments on projects nearing completion, including change orders received on certain jobs during the quarter, of approximately $43.1 million. These favorable developments impacted both our mechanical and electrical segments, with the largest portion benefiting the mechanical segment. The increase in gross profit was partially offset by favorable developments on certain large jobs in the third quarter of 2025, including recognition of $15.5 million of previously unrecognized revenue as a customer emerged from bankruptcy that did not recur in the current year. As a percentage of revenue, gross profit for the nine-month period increased from 23.6% in 2025 to 25.6% in 2026, primarily due to the factors discussed above and improvements in our mechanical segment gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $84.6 million, or 36.8%, to $314.2 million for the third quarter of 2026 as compared to 2025. On a same-store basis, excluding amortization expense, SG&A increased $61.2 million, or 28.5%. The same-store increase was primarily due to higher same-store revenue and increased compensation costs ($41.2 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $3.8 million during the period, primarily as a result of the Boys Electrical, Hunt, Feyen Zylstra, and Meisner acquisitions. As a percentage of revenue, SG&A for the third quarter decreased from 9.4% in 2025 to 8.3% in 2026 due to leverage resulting from the increase in revenue.

SG&A increased $235.3 million, or 37.1%, to $870.2 million for the first nine months of 2026 as compared to 2025. On a same-store basis, excluding amortization expense, SG&A increased $181.2 million, or 30.7%. The same-store increase was primarily due to higher same-store revenue and increased compensation costs ($144.3 million), largely attributable to increased headcount and increased cost of labor. Amortization expense increased $8.3 million during the period, primarily as a result of the Boys Electrical, a modular company in Texas, Hunt, Feyen Zylstra, and Meisner acquisitions. As a percentage of revenue, SG&A for the nine-month period decreased from 9.8% in 2025 to 8.8% in 2026 due to leverage resulting from the increase in revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
SG&A	$314,165	$229,579	$870,208	$634,919
Less: SG&A from companies acquired	(19,610)	—	(45,832)	—
Less: Amortization expense	(18,795)	(15,030)	(52,689)	(44,436)
Same-store SG&A, excluding amortization expense	$275,760	$214,549	$771,687	$590,483

Interest Income—Interest income increased $9.6 million, or 150.4%, to $16.0 million for the third quarter of 2026 as compared to the same period in 2025. Interest income increased $22.1 million, or 163.9%, to $35.5 million for the first nine months of 2026 compared to the same period in 2025. The increase in interest income for the third quarter and first nine months of 2026 was primarily due to an increase in our average cash balance compared to the prior year.

Interest Expense—Interest expense decreased $1.5 million, or 50.2%, to $1.5 million for the third quarter of 2026 as compared to the same period in 2025. Interest expense decreased $1.1 million, or 17.8%, to $5.1 million, for the first nine months of 2026 compared to the same period in 2025. The decrease in interest expense for the third quarter and the first nine months of 2026 was primarily due to a decrease in our average outstanding debt balance compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the third quarter of 2026 decreased $7.8 million, or 64.5%, as compared to the same period in 2025. The decrease in earn-out expense for the third quarter was primarily due to lower expense at one of our Texas operations, as a result of them achieving their maximum cumulative earn-out target in the prior year. Expense from changes in the fair value of contingent earn-out obligations for the first nine months of 2026 decreased $3.2 million, or 16.2%, as compared to the same period in 2025. The decrease in earn-out expense for the first nine months of 2026 was primarily due to lower expense at one of our Texas operations and one of our Florida operations, as a result of them achieving their maximum cumulative earn-out target in the prior year. The decrease in earn-out expense was partially offset by higher expense at Feyen Zylstra due to higher actual and projected earnings.

Provision for Income Taxes—Our provision for income taxes for the nine months ended September 30, 2026 was $382.4 million with an effective tax rate of 22.7% as compared to a provision for income taxes of $183.2 million with an effective tax rate of 20.9% for the same period in 2025. The effective tax rate for 2026 was higher than the 21% federal statutory rate primarily due to $39.6 million of net state income taxes (2.4%) and $15.4 million of nontaxable or nondeductible items (0.9%), partially offset by a $24.9 million credit for increasing research activities (“R&D tax credit”) (1.5%). The effective tax rate for 2025 was slightly lower than the 21% federal statutory rate primarily due to a $24.2 million R&D tax credit (2.8%) and recognizing $8.9 million of net interest income on our 2022 federal overpayment (1.0%), partially offset by $25.8 million of net state income taxes (3.0%) and $5.9 million of nontaxable or nondeductible items (0.7%).

Outlook

We experienced an unprecedented demand environment in 2025 and through the first nine months of 2026, and we continue to experience increased labor costs and intermittent supply chain shortages, including delays in delivery of certain materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are ordering materials on an earlier timeline and seeking to collaborate with customers to share supply risks and to mitigate the effects of these challenges. We have been generally successful in maintaining productivity and in procuring needed materials despite ongoing challenges.

We have a good pipeline of opportunities and potential backlog. Considering our substantial advance bookings, we anticipate high ongoing demand leading to solid earnings for the remainder of 2026. Although we are preparing for a wide range of challenges and economic circumstances, including a potential recession, we currently expect that supportive conditions for our industry, especially for our manufacturing and technology customers, are likely to continue for the remainder of 2026 and 2027.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$2,538,380	$717,816
Investing activities	(788,573)	(235,996)
Financing activities	(573,678)	(171,236)
Net increase in cash and cash equivalents	$1,176,129	$310,584
Free cash flow:
Net cash provided by operating activities	$2,538,380	$717,816
Purchases of property and equipment	(499,437)	(88,813)
Proceeds from sales of property and equipment	8,229	3,152
Free cash flow	$2,047,172	$632,155

Cash Flow

Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our cost of labor and installed equipment deployed in project work until our customer pays us. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage. Our average project duration, together with typical retention terms, generally allow us to complete the realization of revenue and earnings in cash within one year.

Net Cash Provided by Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs – primarily associated with labor, equipment, and subcontractors – are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects, which can be impacted by the weather, project delays, or accelerations and other economic factors that may affect customer spending.

Net cash provided by operating activities was $2.54 billion during the first nine months of 2026 compared to $717.8 million during the same period in 2025. The $1.82 billion increase in net cash provided by operating activities was primarily driven by higher earnings before non-cash expenses such as amortization of intangible assets in the current year and a $1.13 billion benefit from changes in billings in excess of costs and estimated earnings and deferred revenue driven by timing of customer billings and payments, including more net advance payments received in the current year as compared to the prior year. We also had a $876.2 million benefit from increases in accounts payable and other current liabilities driven by the size and timing of payments, including an $80.0 million federal tax payment in the first quarter of 2025 that otherwise would have been paid in the second half of 2024, as a result of tax relief from the IRS due to Hurricane Beryl that did not recur in the current year. Additionally, in 2023, we filed amended federal tax returns for 2019 and 2020 requesting refunds primarily from claiming the R&D tax credit. In July 2026, we received cash refunds totaling $29.8 million, which included $5.3 million (or $4.2 million, net of tax) of interest income. These increases in cash were partially offset by a $788.3 million increase in receivables, net. In 2023, we filed our 2022 federal tax return requesting a refund of our $107.1 million overpayment, which was received in April 2025 and positively impacted the second quarter of 2025 cashflow. Along with the refund, we received $11.3 million (or $8.9 million, net of tax) of interest income that reduced our provision for income taxes in the first quarter of 2025.

Net Cash Used in Investing Activities—During the first nine months of 2026, net cash used in investing activities was $788.6 million compared to $236.0 million during the same period in 2025. The $552.6 million increase in net cash used in investing activities was due to higher capital expenditures, primarily attributable to building purchases during the first nine months of 2026 to support growth in our mechanical segment. We expect capital expenditures through the end of 2026 and into 2027 to be higher than previous years as we continue to invest in the growth of our business.

Net Cash Used in Financing Activities—Net cash used in financing activities was $573.7 million for the first nine months of 2026 compared to $171.2 million during the same period in 2025. The $402.4 million increase in net cash used in financing activities was primarily due to an increase in share repurchases of $221.7 million and a decrease in proceeds from revolving credit facility in the current year compared to the same period in 2025. This increase was partially offset by a decrease in payments for contingent consideration arrangements in the current year compared to the same period in 2025.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of September 30, 2026, we have repurchased a cumulative total of 11.1 million shares at an average price of $80.67 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the nine months ended September 30, 2026, we repurchased 0.2 million shares for $349.1 million, inclusive of the applicable excise tax, at an average price of $1,643.85 per share.

Debt

Revolving Credit Facility

On August 27, 2025, we amended our senior credit facility (as amended, the “Facility”) arranged by Wells Fargo Bank, National Association, as administrative agent, and provided by a syndicate of banks, which increases our borrowing capacity from $850.0 million to $1.10 billion. The Facility is composed of a revolving credit line guaranteed by certain of our subsidiaries, in the amount of $1.10 billion. The Facility also provides for an accordion or increase option not to exceed the greater of (a) $500.0 million and (b) 1.0x Credit Facility Adjusted EBITDA (as defined in the Facility), in the form of additional revolving commitments or incremental term loans. The line of credit includes a sublimit for up to $200.0 million of letters of credit and a sublimit for up to $75.0 million of swingline loans. The Facility expires on October 1, 2030 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and the equity of and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As a result of the amendment, $0.3 million of unamortized costs associated with lenders who exited the Facility were written off to interest expense in the third quarter of 2025. The remaining $1.0 million of unamortized costs from the previous facility will be deferred and amortized over the term of the new Facility. In 2025, we incurred $3.7 million in financing and professional costs in connection with the amendment to the Facility, which, combined with previously unamortized costs of $1.0 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2026, we had no outstanding borrowings on the revolving credit facility, $86.0 million in letters of credit outstanding, and $1.01 billion of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan (as defined in the Facility) option and the Secured Overnight Financing Rate (“SOFR”) Loan option. These interest rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two interest rates.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit for certain contracts to guarantee performance and ensure payment to our subcontractors and vendors. Our lenders issue such letters of credit through the Facility. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders for amounts they fund to honor the letter of credit holder’s claim. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of Facility capacity. The letter of credit fees range from 1.00% to 2.00% per annum, based on the Net Leverage Ratio.

As of September 30, 2026, we have $86.0 million in letter of credit commitments, of which $69.1 million will expire in 2026 and $16.9 million will expire in 2027. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability, and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next 12 months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.15% to 0.25% per annum, based on the Net Leverage Ratio.

The Facility contains financial covenants defining various financial measures and the level of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of September 30, 2026.

Notes to Former Owners

We have outstanding notes to the former owners of our acquired companies. Together, these notes had an outstanding balance of $49.0 million as of September 30, 2026. On September 30, 2026, future principal payments of notes to former owners by maturity year were as follows (dollars in thousands):

	Balance at	Range of Stated
	September 30, 2026	Interest Rates
2027	$10,700	4.0 - 4.3%
2028	14,250	4.3 - 5.5%
2029	24,000	4.5%
Total	$48,950

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

There were no outstanding borrowings on the revolving credit facility as of September 30, 2026. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 5.0% as of December 31, 2025. Our debt with fixed interest rates consists of notes to former owners of acquired companies and acquired notes payable.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2026, we recorded an accrual for unresolved matters, which is not material to our financial statements, based on our analysis of likely outcomes related to the respective matters; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On May 16, 2025, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.4 million shares. Since the inception of the repurchase program, the Board has approved 11.8 million shares to be repurchased. As of September 30, 2026, we have repurchased a cumulative total of 11.1 million shares at an average price of $80.67 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, including pursuant to Rule 10b5-1 share repurchase plans, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend, or terminate the program at any time. During the nine months ended September 30, 2026, we repurchased 0.2 million shares for $349.1 million, inclusive of the applicable excise tax, at an average price of $1,643.85 per share.

During the quarter ended September 30, 2026, we purchased shares of our common stock in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	66,200	$1,668.30	10,950,578	807,386
August 1 - August 31	100,487	$1,664.06	11,051,065	706,899
September 1 - September 30	39,985	$1,582.00	11,091,050	666,914
	206,672	$1,649.54	11,091,050	666,914

________________________________________

(1)	Purchased as part of a stock repurchase program announced on March 29, 2007, under which, since the inception of this program, 11.8 million shares have been approved for repurchase.

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

Item 5. Other Information

Securities Trading Plans of Directors and Officers

During the three months ended September 30, 2026, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) and (c) of Regulation S-K.

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

Comfort Systems USA, Inc.

October 22, 2026	By:	/s/ Brian E. Lane
Brian E. Lane
Chief Executive Officer and Director

October 22, 2026	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 22, 2026	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer